Form 10-Q
period 1996-03-31
MERIDIAN HEALTHCARE GROWTH & INCOME FUND LTD PARTNERSHIP
filed 1996-05-14
CIK 826682

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


(Mark One)
{ X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1996

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to


For Quarter Ended    March 31, 1996      Commission file number   000-17596

                 Meridian Healthcare Growth and Income Fund Limited Partnership
                      (Exact Name of Registrant as Specified in its Charter)


                 Delaware                                     52-1549486
         (State or Other Jurisdiction of                   (I.R.S. Employer
         Incorporation or Organization)                  Identification Number)



     225 East Redwood Street, Baltimore, Maryland                21202
       (Address of Principal Executive Offices)                (Zip Code)

        Registrant's Telephone Number, Including Area Code:     (410) 727-4083

                                               N/A
                      (Former Name, Former Address, and Former Fiscal Year,
                                 if Changed Since Last Report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes     X                             No

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP






                                      INDEX


                                                                    Page No.
Part I.  Financial Information


     Item 1.  Financial Statements

              Consolidated Balance Sheets                               1
              Consolidated Statements of Operations                     2
              Consolidated Statements of Partners' Capital              3
              Consolidated Statements of Cash Flows                     4
              Notes to Consolidated Financial Statements                5


     Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations         6-8



Part II.   Other Information


     Item 1. through Item 6.                                            9

     Signatures                                                        10

MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
          Consolidated Balance Sheets
                  (Unaudited)
(Dollars in thousands)

                                                March 31,      December 31,
                                                  1996             1995
Assets
Current Assets
    Cash and cash equivalents                  $   3,162      $      1,539
    Accounts receivable, net                       5,822             6,167
    Estimated third-party payor settlements        1,876               337
    Prepaid expenses                                 436               571
        Total current assets                      11,296             8,614

Property and equipment
    Land and improvements                          1,823             1,823
    Buildings and improvements                    42,459            42,440
    Furniture and equipment                        3,574             3,543
                                                  47,856            47,806
    Accumulated depreciation                     (11,595)          (11,181)
                                                  36,261            36,625

Other assets
    Goodwill, net                                  5,677             5,743
    Loan acquisition costs, net                       94               100
    Preopening costs, net                             21                25
                                                   5,792             5,868

        Total assets                           $  53,349      $     51,107

Liabilities and Partners' Capital
Current liabilities
    Current portion of long-term debt          $     567      $        553
    Line of credit                                   819               719
    Accrued compensation and related costs         1,269             1,099
    Accounts payable and other accrued expenses    3,800             2,895
    Estimated third  party payor settlements       2,249               612
        Total current liabilities                  8,704             5,878

Deferred management fee payable                      739               728
Loan payable to the Development General Partner      945               932
Long-term debt                                    24,452            24,596
                                                  26,136            26,256

Partners' capital
    General partners                                (131)             (127)
    Assignee limited partners; 1,540,040
    units issued and outstanding                  18,640            19,100
        Total partners' capital                   18,509            18,973

        Total liabilities and
          partners' capital                    $  53,349      $     51,107




See accompanying notes to financial statements

                      -1-

MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSH
 Consolidated Statements of Earnings
For the three months ended March 31,
             (Unaudited)
(Dollars in thousands except per unit amounts)


                                       1996           1995


Revenues
   Medicaid and Medicare patients    $ 8,613        $ 7,934
   Private patients                    2,873          2,701
   Investment and other income           121            158
                                      11,607         10,793

Expenses
   Operating, including $ 1,068 and
      $1,210 to related parties        9,399          8,686
   Management and administration fees
      to related parties                 734            698
   General and administrative            110            126
   Depreciation and amortization         490            496
   Interest expenses                     512            544
                                      11,245         10,550

Net earnings                         $   362        $   243




Net earnings per unit of assignee
  limited partnership interest       $  0.23        $  0.16



See accompanying notes to financial statements

                 -2-

MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PART Consolidated Statements of Partners' Capital For the Three Months Ended March 31, 1996 and 1995
        (Unaudited)
    Dollars in thousands

                                      Assignee
                             General  Limited
                             Partners Partners  Total



Balance at December 31, 1995$   (127)$ 19,100 $18,973

Net earnings                       4      358     362

Distributions to partners         (8)    (818)   (826)

Balance at March  31, 1996  $   (131)$ 18,640 $18,509





Balance at December 31, 1994$   (113)$ 20,501 $20,388

Net earnings                       2      241     243

Distributions to partners         (8)    (818)   (826)

Balance at March  31, 1995  $   (119)$ 19,924 $19,805



See accompanying notes to financial statements

            -3-

MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP Consolidated Statements of Cash Flows For the Three Months Ended March 31,
                          (Unaudited)
                    (Dollars in thousands)

                                                                 1996              1995

Cash flows from operating activities
    Net earnings                                               $  362      $              243
    Adjustments to reconcile net earnings
       to net cash provided by operating activities
        Depreciation and amortization                             490                     496
        Minority interest in net earnings of operating
          partnerships                                              4                       3
        Increase in loan payable to Development General Partner    13                      13
        Increase in deferred management fee payable                11                       8
        Change in other assets and liabilities
         Accounts receivable                                      341                     268
          Estimated third-party payor settlements                  98                    (192)
         Prepaid expenses                                         135                     279
         Accrued compensation and related costs                   170                    (445)
         Accounts payable and other accrued expenses              905                    (193)

Net cash provided by operating activities                       2,529                     480

Cash flows from investing activities-
    additions to property and equipment                           (50)                   (104)


Cash flows from financing activities
    Line of credit borrowings                                     100                       --
    Repayment of long-term debt                                  (130)                   (134)
    Distributions to partners                                    (826)                   (826)

Net cash used in financing activities                            (856)                   (960)

Net increase (decrease) in cash and cash equivalents            1,623                    (584)
Cash and cash equivalents
    Beginning of period                                         1,539                   1,932

    End of period                                              $3,162      $            1,348



        See accompanying notes to financial statements

                              -4-

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                                 March 31, 1996
                                   (Unaudited)



NOTE 1 - THE FUND AND BASIS OF PREPARATION

The Fund, through its seven operating partnerships, derives substantially all of its revenue from extended healthcare provided to nursing center residents including room and board, nursing care, drugs and other medical services.

The accompanying financial statements of Meridian Healthcare Growth and Income Fund Limited Partnership (the "Fund") do not include all of the information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Certain amounts included in the 1995 Consolidated Statement of Operations have been reclassified to conform to the 1996 presentation. The unaudited interim financial information contained in the consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the 1995 Annual Report.


NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

In March 1995, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of"(Statement 121). Statement 121 provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related both to assets to be held and used and assets to be disposed of. The Fund adopted Statement 121 during the first quarter of 1996 and the adoption did not have any impact on its consolidated financial statements.


NOTE 3 - RELATED PARTY TRANSACTIONS

The Fund is obligated to pay the Administrative General Partner an annual administration fee of the greater of $75,000 per year or 1/2 of 1% of the Fund's annual revenues. The nursing centers owned by the operating partnerships are managed by Meridian Healthcare, Inc., an affiliate of the Development General Partner, under the terms of ten year management agreements which provide for management fees equal to 6% of the annual revenues of each nursing center. Certain of the operating partnerships also purchase drugs and medical supplies and other services from affiliates of the Development General Partner. Such purchases are in turn billed to patients or third party payors at prices which on average approximate the nursing center's cost.

Transactions with these related parties for the three months ended March 31, 1996 and 1995 are as follows:

                                                                       1996                  1995

         Management and administration fees                     $ 734,000              $  698,000
         Drug and medical supplies purchases                      444,000                 381,000
         Nursing and rehabilitation services                      766,000                 687,000
         Interest expense on borrowings                            24,000                  21,000

Loans outstanding under an arrangement with the Development General Partner to fund operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers were $945,000 at March 31, 1996 and $932,000 at December 31, 1995.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                                 March 31, 1996
                                   (Unaudited)



NOTE 4 - NET EARNINGS PER UNIT OF ASSIGNEE LIMITED PARTNERSHIP INTEREST

Net earnings per unit of assignee limited partnership interest is disclosed on the Consolidated Statements of Operations and is based upon 1,540,040 units.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



Liquidity and Capital Resources

         The Fund has sufficient liquid assets and other available credit resources to satisfy its operating expenditures and anticipated routine capital improvements at each of the seven nursing home facilities.

         Between 1988 and 1989 the Development General Partner loaned the Fund $597,000 to support operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers during each center's first two years of operation. Loans outstanding under this arrangement, including interest at 9% per annum, were $945,000 at March 31, 1996. The Fund is obligated to repay these loans when certain specified financial criteria are met, the most significant of which is the payment of a preferred return to the assignee limited partners as defined in the Fund's partnership agreement.

         In order to fund current working capital needs which may arise from time to time, the Fund modified its line of credit arrangement (The "Facility"), on March 31, 1995, and increased the maximum available on the line from $750,000 to $3,000,000. As of March 31, 1996 the balance on the line was $819,000. Subsequent to quarter end, the Fund borrowed $1,000,000 for working capital needs that resulted from delays in collecting receivables, especially Maryland Medicaid. Though the Fund expects to repay some of these borrowings from collections of receivables, the trend towards higher acuity and Medicare based patients results in larger receivable days and will necessitate the continued use of the line of credit. Any outstanding borrowings under this line of credit arrangement bear interest at the bank's prime rate. The Facility was scheduled to expire on April 30, 1996, however the Fund secured a 90 day extension during which time we expect to formalize a new line of credit arrangement with the bank.

         On February 15, 1996 the Fund made a cash distribution of $826,410 which was funded from nursing center operations generated during the fourth quarter of 1995 after payment of upper tier expenses. In addition to funding the current distribution and fourth quarter upper tier expenses, fourth quarter income was sufficient to reimburse Fund reserves $393,199, which had been utilized to fund a portion of first half 1995 distributions. During 1995, nursing center operations generated approximately 94% of the total distributions after payment of upper tier expenses totaling approximately $263,000.

         On or about May 15, 1996, the Fund will make a cash distribution of $826,410 of which approximately $689,073, or 83%, will be funded from nursing center operations generated during the first quarter of 1995 after payment of approximately $74,000 of upper tier expenses.

         While future distributions will remain dependent on the operating performance of the properties, Fund management expects distributions will remain at current levels. The 1996 budget projects that cash flow from the operation of the seven nursing homes will fund approximately 93% of the distribution, while the balance will be funded from reserves.


Results of Operations

         The Fund's patient revenues increased by approximately $851,000 (or 8%) for the first three months of 1996 as compared to the same period in 1995. Approximately $347,000 of the increase is attributable to room rate increases which resulted in an effective rate increase of 4.5% since the first quarter of 1995. Also contributing to the increase in patient revenues was an increase in ancillary revenues of approximately $170,000 in the first quarter of 1996 versus the corresponding period of 1995. The ancillary revenue increase was primarily a result of increased therapy utilization. These increases in revenue were further driven by an increase in census. The first quarter of 1996 had one additional day as compared to 1995 resulting in the overall census being 204 days higher in 1996 as compared to 1995. The quality mix of residents at the facilities continued to improve. Private census increased by

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of Operations (continued)

1,375 days and Medicare census increased by 1,012 days with an offsetting decrease in Medicaid census of 2,183 days. The final factor contributing to the revenue increase was prior year favorable cost report settlements of $239,000 recorded in the first quarter of 1996.

         First quarter 1996 operating expenses increased $713,000 (or 8%) versus the same period in 1995. As a percentage of revenue, operating expenses increased to 81% in the first quarter of 1996 from 80.5% in the first quarter of 1995. Excluding nursing, salaries and wages increased 4% in the three months ended March 31, 1996 as compared to the corresponding period in 1995 due to normal wage increases. Due to the continued increase in acuity of the residents resulting from the increased Medicare census, nursing salaries and other nursing costs as well as ancillary costs increased significantly. Nursing salaries increased 12% in the first quarter of 1996 as compared to 1995. Another factor contributing to the increased nursing salaries was the severe weather experienced in January, 1996. Many shifts were filled by overtime. Employee benefits also increased in response to the increase in wages. Finally, ancillary costs increased 16% in the first three months of 1996 versus 1995 as a result of increased acuity and utilization.

         First quarter interest expense decreased $32,000 (or 6%) versus the same period in 1995 due to lower interest rates. Approximately $3.9 million of the Fund's debt bears interest at a floating rate based in the LIBOR rate and approximately $1.8 million of the Fund's debt bears interest at a floating rate based on the prime rate. Overall, interest rates during the three months ended March 31, 1996 were lower than those prevailing during the three months ended March 31, 1995.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP



                           PART II. OTHER INFORMATION




Item 1.     Legal Proceedings

                  Inapplicable

Item 2.     Changes in Securities

                  Inapplicable

Item 3.     Defaults upon Senior Securities

                  Inapplicable

Item 4.     Submission of Matters to a Vote of Security Holders

                  Inapplicable

Item 5.     Other Information

                  Inapplicable

Item 6.     Exhibits and Reports on Form 8-K

                  a)  Exhibits:    None

                  b)  Reports on Form 8-K:     None

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP




                                   SIGNATURES




Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                               LIMITED PARTNERSHIP




DATE:    5/9/96                By:   /s/ John M. Prugh
                                  John M. Prugh
                                  President and Director
                                  Brown-Healthcare, Inc.
                                  Administrative General Partner




DATE:    5/9/96                By:  /s/ Timothy M. Gisriel
                                  Timothy M. Gisriel
                                  Treasurer
                                  Brown-Healthcare, Inc.
                                  Administrative General Partner