Form 10-Q
period 1996-06-30
MERIDIAN HEALTHCARE GROWTH & INCOME FUND LTD PARTNERSHIP
filed 1996-08-13
CIK 826682

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

For the quarterly period ended         June 30, 1996

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to


For Quarter Ended    June 30, 1996     Commission file number   000-17596

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






                                      INDEX


                                                                    Page No.
Part I.  Financial Information


     Item 1.  Financial Statements

              Consolidated Balance Sheets                                1
              Consolidated Statements of Operations                      2
              Consolidated Statements of Partners' Capital               3
              Consolidated Statements of Cash Flows                      4
              Notes to Consolidated Financial Statements                5-6


     Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations          7-8



Part II.   Other Information

     1. through Item 6.                                                  9

     Signatures                                                         10

MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
              Consolidated Balance Sheets
                      (Unaudited)
(Dollars in thousands)

                                                        June 30,      December 31,
                                                          1996            1995
Assets
Current Assets
    Cash and cash equivalents                          $  2,752      $      1,539
    Accounts receivable, net                              7,161             6,167
    Estimated third-party payor settlements               1,135               337
    Prepaid expenses                                        404               571
        Total current assets                             11,452             8,614

Property and equipment, net of accumulated depreciation  36,004            36,625

Other assets
    Goodwill, net                                         5,612             5,743
    Loan acquisition costs, net                              86               100
    Preopening costs, net                                    17                25
                                                          5,715             5,868

        Total assets                                   $ 53,171      $     51,107

Liabilities and Partners' Capital
Current liabilities
    Current portion of long-term debt                  $    591      $        553
    Line of credit                                        1,819               719
    Accrued compensation and related costs                1,538             1,099
    Accounts payable and other accrued expenses           3,366             2,895
    Estimated third  party payor settlements              1,662               612
        Total current liabilities                         8,976             5,878

Deferred management fee payable                             749               728
Loan payable to the Development General Partner             958               932
Long-term debt                                           24,291            24,596
                                                         25,998            26,256

Partners' capital
    General partners                                       (135)             (127)
    Assignee limited partners; 1,540,040
    units issued and outstanding                         18,332            19,100
        Total partners' capital                          18,197            18,973

        Total liabilities and
          partners' capital                            $ 53,171      $     51,107



    See accompanying notes to financial statements

MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
   Consolidated Statements of Earnings
               (Unaudited)
(Dollars in thousands except per unit amounts)

                                           Three Months Ended   Six Months Ended

                                           June 30, June 30,    June 30, June 30,
                                             1996     1995        1996     1995


Revenues
   Medicaid and Medicare patients         $  8,932 $  8,113    $ 17,545 $ 16,047
   Private patients                          2,724    2,864       5,597    5,565
   Investment and other income                 122      105         244      263
                                            11,778   11,082      23,386   21,875

Expenses
   Operating, including $1,139,  $1,153,
      $2,349 and $2,221 to related parties   9,358    9,110      18,759   17,795
   Management and administration fees
      to related parties                       775      718       1,509    1,416
   General and administrative                  124      121         233      248
   Depreciation and amortization               476      459         965      955
   Interest expenses                           531      555       1,043    1,099
                                            11,264   10,963      22,509   21,513

Net earnings                              $    514 $    119    $    877 $    362




Net earnings per unit of assignee
  limited partnership interest            $   0.33 $   0.08    $   0.56 $   0.23



See accompanying notes to financial statements

MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTN Consolidated Statements of Partners' Capital For the Six Months Ended June 30, 1996 and 1995
        (Unaudited)
    Dollars in thousands


                                      Assignee
                             General  Limited
                             Partners Partners  Total



Balance at December 31, 1995$   (127)$ 19,100 $ 18,973

Net earnings                       9      868      877

Distributions to partners        (17)  (1,636)  (1,653)

Balance at June  30, 1996   $   (135)$ 18,332 $ 18,197





Balance at December 31, 1994$   (113)$ 20,501 $ 20,388

Net earnings                       4      358      362

Distributions to partners        (17)  (1,636)  (1,653)

Balance at June  30, 1995   $   (126)$ 19,223 $ 19,097



See accompanying notes to financial statements

MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
             Consolidated Statements of Cash Flows
               For the Six Months Ended June 30,
                          (Unaudited)
                    (Dollars in thousands)

                                                                       1996                    1995

Cash flows from operating activities
    Net earnings                                               $              877      $              362
    Adjustments to reconcile net earnings
       to net cash provided by operating activities
        Depreciation and amortization                                         965                     955
        Minority interest in net earnings of operating
          partnerships                                                         10                       5
        Increase in loan payable to Development General Partner                26                      26
        Increase in deferred management fee payable                            21                      18
        Change in other assets and liabilities
         Accounts receivable                                               (1,004)                   (422)
          Estimated third-party payor settlements                             252                     109
         Prepaid expenses                                                     167                      33
         Accrued compensation and related costs                               439                     (42)
         Accounts payable and other accrued expenses                          471                     282

Net cash provided by operating activities                                   2,224                   1,326

Cash flows from investing activities-
    additions to property and equipment                                      (191)                   (170)


Cash flows from financing activities
    Increase in loan acquisition costs                                          --                    (39)
    Proceeds from issuance of long-term debt                                    --                  6,250
    Line of credit borrowings                                               1,100                       --
    Repayment of long-term debt                                              (267)                 (6,194)
    Proceeds from line of credit borrowings                                     --                    725
    Distributions to partners                                              (1,653)                 (1,653)

Net cash used in financing activities                                        (820)                   (911)

Net increase in cash and cash equivalents                                   1,213                     245
Cash and cash equivalents
    Beginning of period                                                     1,539                   1,932

    End of period                                              $            2,752      $            2,177

        See accompanying notes to financial statements

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                     Notes to Consolidated Financial Statements
                                  June 30, 1996
                                   (Unaudited)



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


NOTE 2 - RELATED PARTY TRANSACTIONS

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

Transactions with these related parties for the three months ended June 30, 1996 and 1995 are as follows:

                                                                       1996                  1995

         Management and administration fees                     $ 775,000               $ 718,000
         Drug and medical supplies purchases                      447,000                 433,000
         Nursing and rehabilitation services                      692,000                 720,000
         Interest expense on borrowings                            23,000                  23,000

Loans outstanding under an arrangement with the Development General Partner to fund operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers were $958,000 at June 30, 1996 and $932,000 at December 31, 1995.


NOTE 3 - DEBT

On May 9, 1996, the Fund modified the revolving credit facility ("Facility") to extend the maturity from April 30, 1996 until July 29, 1996. On July 29, 1996 the Fund again modified the Facility by increasing the maximum amount to $4,000,000 and extending the maturity date until February 28, 1998. The Facility is designated for working capital needs and issuance of letters of credit. The Facility is secured primarily by the accounts receivable of the Fund. Any outstanding cash borrowings under the Facility bear interest at LIBOR plus 1.75%. At June 30, 1996, the outstanding borrowings under this Facility totaled $1,819,000.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                       Notes to Consolidated Financial Statements
                                  June 30, 1996
                                   (Unaudited)


NOTE 4 - NET EARNINGS PER UNIT OF ASSIGNEE LIMITED PARTNERSHIP INTEREST

Net earnings per unit of assignee limited partnership interest is disclosed on the Consolidated Statements of Operations and is based upon 1,540,040 units.

NOTE 5 - RECLASSIFICATIONS

Certain 1995 amounts have been reclassified to conform with current year presentation.

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

         Between 1988 and 1989 the Development General Partner loaned the Fund $597,000 to support operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers during each center's first two years of operation. Loans outstanding under this arrangement, including interest at 9% per annum, were $958,000 at June 30, 1996. The Fund is obligated to repay these loans when certain specified financial criteria are met, the most significant of which is the payment of a preferred return to the assignee limited partners as defined in the Fund's partnership agreement.

         In order to fund current working capital needs which may arise from time to time, the Fund modified its line of credit arrangement (The "Facility"), on July 29, 1996, and increased the maximum available on the line from $3,000,000 to $4,,000,000. The Fund borrowed an additional $1,000,000 during the second quarter and as of June 30, 1996, the balance on the line was $1,819,000. The second quarter borrowings were required primarily to offset a build-up of Medicaid receivables due from the State of Maryland resulting from start-up problems associated with the installation of a new computer system. Any outstanding borrowings under this line of credit arrangement bear interest at the bank's prime rate. The Facility is scheduled to expire in February, 1998.

         Subsequent to June 30, 1996, the Fund was able to negotiate an advance from the State of Maryland against its Medicaid receivables in the amount of $792,000. The Fund continues to work directly with the State of Maryland to resolve the problems associated with the implementation of its new computer system and the ultimate collection of its outstanding Medicaid receivables. Additionally, the Fund collected outstanding receivables from the State of North Carolina related to prior year cost settlements totaling $823,000 in July 1996.

         The State of North Carolina has delayed the effective date of elimination in its Medicaid methodology of the current reimbursement rate component for equity until July 1, 1997. Fund management had projected the effective date of this elimination to be July 1, 1996. As a result of this action, Medicaid reimbursements from North Carolina during the second half of 1996 are expected to be approximately $182,000 over budget. Future action by the North Carolina Medicaid Agency could reduce and or eliminate the reimbursement component for equity and therefore reduce Medicaid reimbursement for the Fund by up to $360,000 annually.

         On or About August 12, 1996, the Fund will make a cash distribution of $826,410 of which approximately $615,602, or 75%, will be funded from nursing center operations generated during the second quarter of 1996 after payment of approximately $105,000 of upper tier expenses.

         While future distributions will remain dependent on the operating performance of the properties, Fund management expects distributions will remain at current levels. Based upon results through the first half of the year, the remaining 1996 budget and updated settlement projections, we expect the operating income from the seven nursing home facilities will fund approximately 94% of the distribution, while the balance will be funded from reserves.

Results of Operations

    Three Months Ended June 30, 1996 vs.  Three Months Ended June 30, 1995

         The Fund's patient revenues increased by approximately $679,000 (or 6%) for the three months ended June 30, 1996 as compared to the same period for 1995. Occupancy levels during the second quarter of 1996 increased to 96.7% as compared to 93.7% during the second quarter of 1995. This resulted in approximately $191,000 of the revenue increase. This increase would have been higher, however, the quality mix of residents by

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of Operations (continued)

homes shifted to homes with overall lower average room rates. Therapy utilization also increased by $141,000 during the three months ended June 30, 1996 versus the three months ended June 30, 1995. The remainder of the increase in revenue was a result of favorable prior year cost report settlements of $348,000.

         Second quarter 1996 operating expenses increased approximately $248,000 (or 3%) as compared to the same period in 1996. Salaries and benefits increased approximately $190,000, or 3%, primarily as a result of normal wage increases. The remainder of the increase in operating expenses was a result of the increased expenses in response to the increased ancillary revenue during the quarter.

         Second quarter 1996 interest expense decreased $24,000 as compared to the same period in 1995 due to lower interest rates. Approximately $3.9 million of the Fund's debt bears interest at a floating rate of interest based on the LIBOR rate and approximately $1.8 million of the Fund's debt bears interest at a floating rate based on the prime rate. Overall, interest rates during the three months ended June 30, 1996 were lower than those prevailing during the three months ended June 30, 1995.

     Six Months Ended June 30, 1996 vs.  Six Months Ended June 30, 1995

         Patient revenues for the Fund's seven operating partnerships increased approximately $1,530,000 (or 7%) for the six months ended June 30, 1996 versus the same period in 1995. Approximately $822,000 of the increase was attributable to room rate increases which resulted in an effective rate increase of 4% from the corresponding prior year period. Also contributing to the increase in patient revenues was an increase in ancillary revenue of $311,000 for the six months ended June 30, 1996 as compared to the same period on 1995. This was due to increased Medicare census in the first six months of 1996 as compared to 1995, as well as increased utilization of therapies. The remainder of the increase in revenue was attributable to prior year cost report settlements of $397,000.

         Operating expenses for the six months ended June 30, 1996 increased $964,000 (or 5%) as compared to the same period in 1995. Salaries and benefits increased $679,000, or 6%. This increase is a result of normal wage increases in addition to the increased Medicare census creating a need for more nursing hours. The remainder of the increase was a result of increased ancillary expenses in response to the increased ancillary revenue during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

         Interest expense for the six months ended June 30, 1996 decreased $56,000 as compared to the same period in 1995 due to lower interest rates. Approximately $3.9 million of the Fund's debt bears interest at a floating rate of interest based on the LIBOR rate and approximately $1.8 million of the Fund's debt bears interest at a floating rate based on the prime rate. Overall, interest rates during the six months ended June 30, 1996 were lower than those prevailing during the six months ended June 30, 1995.

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


                                MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                               LIMITED PARTNERSHIP




DATE:    8/8/96                 By:             /s/ John M.  Prugh
                                         John M. Prugh
                                         President and Director
                                         Brown-Healthcare, Inc.
                                         Administrative General Partner




DATE:    8/8/96                 By:           /s/ Timothy M.  Gisriel
                                         Timothy M. Gisriel
                                         Treasurer
                                         Brown-Healthcare, Inc.
                                         Administrative General Partner