Form 10-Q
period 1996-09-30
MERIDIAN HEALTHCARE GROWTH & INCOME FUND LTD PARTNERSHIP
filed 1996-11-14
CIK 826682

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

For the quarterly period ended  September 30, 1996

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to


For Quarter Ended September 30, 1996     Commission file number   000-17596

                 Meridian Healthcare Growth and Income Fund Limited Partnership
                      (Exact Name of Registrant as Specified in its Charter)


   Delaware                                                         52-1549486
(State or Other Jurisdiction of                                (I.R.S. Employer
Incorporation or Organization)                           Identification Number)



  225 East Redwood Street, Baltimore, Maryland                          21202
(Address of Principal Executive Offices)                             (Zip Code)

        Registrant's Telephone Number, Including Area Code:     (410) 727-4083

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

MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
              Consolidated Balance Sheets
                      (Unaudited)
(Dollars in thousands)

                                                        September 30,   December 31,
                                                            1996            1995
Assets
Current Assets
    Cash and cash equivalents                          $       3,301   $      1,539
    Accounts receivable, net                                   6,851          6,167
    Estimated third-party payor settlements                      469            337
    Prepaid expenses                                             681            571
        Total current assets                                  11,302          8,614

Property and equipment, net of accumulated depreciation       35,671         36,625

Other assets
    Goodwill, net                                              5,546          5,743
    Loan acquisition costs, net                                   78            100
    Preopening costs, net                                         14             25
                                                               5,638          5,868

        Total assets                                   $      52,611   $     51,107

Liabilities and Partners' Capital
Current liabilities
    Current portion of long-term debt                  $         606   $        553
    Line of credit                                             1,619            719
    Accrued compensation and related costs                     1,097          1,099
    Accounts payable and other accrued expenses                2,434          2,895
    Estimated third  party payor settlements                   3,312            612
        Total current liabilities                              9,068          5,878

Deferred management fee payable                                  760            728
Loan payable to the Development General Partner                  971            932
Long-term debt                                                24,131         24,596
                                                              25,862         26,256

Partners' capital
    General partners                                            (140)          (127)
    Assignee limited partners; 1,540,040
    units issued and outstanding                              17,821         19,100
        Total partners' capital                               17,681         18,973

        Total liabilities and
          partners' capital                            $      52,611   $     51,107



    See accompanying notes to financial statements

MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
   Consolidated Statements of Earnings
               (Unaudited)
(Dollars in thousands except per unit amounts)

                                           Three Months Ended             Nine Months Ended

                                           September 30,  September 30,   September 30,   September 30,
                                               1996           1995            1996            1995


Revenues
   Medicaid and Medicare patients         $       9,391  $       8,889   $      26,936   $      24,936
   Private patients                               2,652          2,853           8,250           8,435
   Investment and other income                       79            132             322             377
                                                 12,122         11,874          35,508          33,748

Expenses
   Operating, including $1,476,  $1,113,
      $3,825 and $3,334 to related parties        9,684          9,330          28,443          27,125
   Management and administration fees
      to related parties                            781            714           2,290           2,130
   General and administrative                       278            133             511             380
   Depreciation and amortization                    515            475           1,480           1,431
   Interest expenses                                554            549           1,597           1,648
                                                 11,812         11,201          34,321          32,714

Net earnings                              $         310  $         673   $       1,187   $       1,034




Net earnings per unit of assignee
  limited partnership interest            $        0.20  $        0.43   $        0.76   $        0.66


See accompanying notes to financial statements

MERIDIAN   HEALTHCARE  GROWTH  AND  INCOME  FUND  LIMITED  PARTNE   Consolidated
Statements of Partners' Capital For the Nine Months Ended September 30, 1996 and 1995
         (Unaudited)
    Dollars in thousands

                                       Assignee
                              General  Limited
                              Partners Partners  Total



Balance at December 31, 1995 $   (127)$ 19,100 $ 18,973

Net earnings                       12    1,175    1,187

Distributions to partners         (25)  (2,454)  (2,479)

Balance at September 30, 1996$   (140)$ 17,821 $ 17,681





Balance at December 31, 1994 $   (113)$ 20,501 $ 20,388

Net earnings                       10    1,024    1,034

Distributions to partners         (25)  (2,454)  (2,479)

Balance at September 30, 1995$   (128)$ 19,071 $ 18,943


See accompanying notes to financial statements

MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMTIED PARTNERSHIP
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30,
(Unaudited)
(Dollars in thousands)


                                                                   1996                    1995

Cash flows from operating activities
 Net earnings                                              $            1,187      $            1,034
 Adjustments to reconcile net earnings to net
  cash provided by operating activities
   Depreciation and amortization                                        1,480                   1,431
   Minority interest in net earnings of operating
    partnerships                                                           14                       9
   Increase in loan payable to Development General Partner                 39                      38
   Increase in deferred management fee payable                             32                      29
   Change in other assets and liabilities
    Accounts receivable                                                  (698)                   (564)
    Estimated third-party payor settlements                             2,568                     816
    Prepaid expenses                                                     (110)                    (75)
    Accrued compensation and related costs                                 (2)                   (443)
    Accounts payable and other accrued expenses                          (461)                    (25)

Net cash provided by operating activities                               4,049                   2,250

Cash flows from investing activities-
 additions to property and equipment                                     (296)                   (292)


Cash flows from financing activities
 Increase in loan acquisition costs                                         --                    (38)
 Proceeds from issuance of long-term debt                                   --                  6,250
 Repayment of line of credit borrowings                                  (200)                      --
 Repayment of long-term debt                                             (412)                 (6,338)
 Proceeds from credit borrowings                                        1,100                     725
 Distributions to partners                                             (2,479)                 (2,479)

Net cash used in financing activities                                  (1,991)                 (1,880)

Net increase in cash and cash equivalents                               1,762                      78
Cash and cash equivalents
 Beginning of period                                                    1,539                   1,932

 End of period                                             $            3,301      $            2,010




See accompanying notes to financial statements

                MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                                    Notes to Consolidated Financial Statements
                                                September 30, 1996
                                   (Unaudited)



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

Transactions with these related parties for the three months ended September 30, 1996 and 1995 are as follows:

                                                                       1996                  1995

         Management and administration fees                     $ 781,000               $ 714,000
         Drug and medical supplies purchases                      649,000                 417,000
         Nursing and rehabilitation services                      826,000                 696,000
         Interest expense on borrowings                            24,000                  23,000

Loans outstanding under an arrangement with the Development General Partner to fund operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers were $971,000 at September 30, 1996 and $932,000 at December 31, 1995.


NOTE 3 - DEBT

On July 29, 1996 the Fund modified the revolving credit facility (" Facility") by increasing the maximum amount to $4,000,000 and extending the maturity date until February 28, 1998. The Facility is designated for working capital needs and issuance of letters of credit. The Facility is secured primarily by the accounts receivable of the Fund. Any outstanding cash borrowings under the Facility bear interest at LIBOR plus 1.75%. At September 30, 1996, the outstanding borrowings under this Facility totaled $1,619,000.

                MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                                    Notes to Consolidated Financial Statements
                                                September 30, 1996
                                   (Unaudited)

NOTE 3- DEBT (continued)

At September 30, 1996, the Randallstown facility did not meet its required ratio of cash flow to debt service as a result of measures taken in response to the unfavorable State survey that they received. As of November 13, 1996, the bank has not issued a formal waiver to the Fund. The debt has not been classified as current in the accompanying balance sheet as Management believes that it is likely that the bank will issue the waiver and not call the debt.


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

         Between 1988 and 1989 the Development General Partner loaned the Fund $597,000 to support operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers during each center's first two years of operation. Loans outstanding under this arrangement, including interest at 9% per annum, were $971,000 at September 30, 1996. The Fund is obligated to repay these loans when certain specified financial criteria are met, the most significant of which is the payment of a preferred return to the assignee limited partners as defined in the Fund's partnership agreement.

         At September 30, 1996, the Randallstown facility did not meet its required ratio of cash flow to debt service as a result of measures taken in response to the unfavorable State survey that they received. As of November 13, 1996, the bank has not issued a formal waiver to the Fund. The debt has not been classified as current in the accompanying balance sheet as Management believes that it is likely that the bank will issue the waiver and not call the debt.

         On July 29, 1996 the Fund modified the revolving credit facility ("The Facility") by increasing the maximum amount to $4,000,000 and extending the maturity date until February 28, 1998. The Facility is designated for working capital needs and issuance of letters of credit. The Facility is primarily secured by the accounts receivable of the Fund. Any outstanding cash borrowings under the Facility bear interest at LIBOR plus 1.75%. At September 30, 1996 the outstanding borrowings under this Facilty totaled $1,619,000.

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

         On November 13, 1996, the Fund will make a cash distribution of $826,410 of which approximately $653,000, or 79%, will be funded from nursing center operations generated during the third quarter of 1996 after payment of approximately $64,000 of upper tier expenses.

         Future distributions will remain dependent on the operating performance of the properties. The General Partners will review the 1997 operating budget along with updated estimates for exception revenue and third party settlements in mid-December to determine the level of distributions anticipated for 1997. The major challenge to the Fund in the foreseeable future is to control operating expenses while maximizing revenues through strategic admissions policies.

                MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                            Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



Results of Operations

Three Months Ended September 30, 1996 vs. Three Months Ended September 30, 1995

         The Fund's patient revenues increased by approximately $301,000 (or 3%)for the three months ended September 30, 1996 as compared to the same period for 1995. Medicare census as a percentage of the total census increased to 10.2% in the third quarter of 1996 as compared to 8.6% for the same period in 1995. As a result, therapy revenue increased $298,000. Favorable settlements and adjustments to reflect estimated third party payor settlements accounted for a $213,000 increase in revenue in 1996 versus 1995. These favorable variances were partially offset by a decrease in the overall census of the Fund's facilities which led to an unfavorable revenue variance of $46,000. Occupancy levels during the third quarter of 1996 decreased to 94.2% as compared to 95.3% during the third quarter of 1995. The decrease in private revenue was a result of declining private pay census as well as a decrease in overall private pay room rates. Finally, within the Fund's seven nursing homes, there was a shift in census toward homes with overall lower average room rates.

         Third quarter 1996 operating expenses increased $354,000 (or 4%) as compared to the same period in 1995. Salaries and benefits increased approximately $273,000 (or 5%). This was a result of normal wage increases as well as increased staffing to support the higher Medicare census which typically requires additional nursing hours per patient day when compared to other patient types. Operating expenses also rose due to increased staffing and related costs at the Randallstown facility resulting from unfavorable State survey results. Subsequent to the end of the quarter, a follow-up survey was done and the facility received approval for all corrective actions. The remainder of the increase in operating expenses resulted from increased therapy utilization during the quarter.

         Third quarter general and administrative expenses increased $145,000 in 1996 versus the same period in 1995. Approximately one-half of this increase is a result of consulting fees paid for assistance in filing third party cost reports. The remainder of the increase is due to a reclassification of certain overhead costs in the third quarter of 1996.

 Nine Months Ended September 30, 1996 vs. Nine Months Ended September 30, 1996

         Patient revenues for the Fund's seven operating partnerships increased $1,815,000 (or 5%) for the nine months ended September 30, 1996 as compared to the same period in 1995. Approximately $310,000 of the increase was attributable to room rate increases which resulted in an effective increase of 1% from the corresponding prior year period. This increase would have been higher, however the quality mix of residents by home has shifted to homes with overall lower average room rates. Also contributing to the increase in patient revenues was an increase in ancillary revenue of $666,000 for the first nine months of 1996 as compared to 1995. This was due to increased Medicare census in the nine months ended September 30, 1996 as compared to the same period in 1995, as well as increased utilization of therapies. The remainder of the increase in revenue was attributable to prior year third party cost report settlements of $839,000.

         Operating expenses for the nine months ended September 30, 1996 increased $1,318,000 (or 5%) versus the same period in 1995. Salaries and benefits increased $1,019,000 (or 6%) as a result of normal wage increases as well as increased staffing at the Randallstown facility due to a State survey in the third quarter of 1996 and to support the increased Medicare census during the first nine months of 1996. The remainder of the increase resulted from increased therapy utilization.

         General and administrative expenses for the nine months ended September 30, 1996 increased $131,000 (or 34%) as compared to the same period in 1995. Approximately $77,000 of the increase is attributable to consulting fees paid for assistance in filing third party cost reports. The remainder of the increase is due to an increase in other professional and consulting costs.

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


                                MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                               LIMITED PARTNERSHIP




DATE:    11/8/96                 By:             /s/ John M.  Prugh
                                         John M. Prugh
                                         President and Director
                                         Brown-Healthcare, Inc.
                                         Administrative General Partner




DATE:    11/8/96                 By:           /s/ Timothy M.  Gisriel
                                         Timothy M. Gisriel
                                         Treasurer
                                         Brown-Healthcare, Inc.
                                         Administrative General Partner