Form 10-K
period 1996-12-31
MERIDIAN HEALTHCARE GROWTH & INCOME FUND LTD PARTNERSHIP
filed 1997-03-27
CIK 826682

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION

                                              Washington, D.C. 20549


                                                     FORM 10-K

     (Mark One)
     { X }  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 (FEE REQUIRED)

                                   For the fiscal year ended December 31, 1996

                                                        OR

     {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                                        For the transition period from to

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

Securities registered pursuant to Section 12(b) of the Act:

            Title of each class       Name of each exchange on which registered

                         None


Securities registered pursuant to section 12(g) of the Act:

                 Assignee Units of Limited Partnership Interests
                                (Title of class)


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

  As of December 31, 1996, there were 1,538,800 Units of Assignee Limited Partnership Interests held by non-affiliates of the Registrant. Because there is not an established public trading market for the Units, the aggregate market value of the Units held by non-affiliates of the Registrant cannot be calculated.

                                        Documents Incorporated by Reference

  The Annual Report for 1996 is incorporated by reference.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP



                                                       INDEX


                                                                                                  Page (s)

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS                                                3

Part I.

         Item 1.    Business                                                                           4-5
         Item 2.    Properties                                                                         5-7
         Item 3.    Legal Proceedings                                                                    7
         Item 4.    Submission of Matters to a Vote of Security Holders                                  7


Part II.

         Item 5.    Market for Registrant's Common Equity and Related
                           Stockholder Matters                                                         7-8
         Item 6.    Selected Financial Data                                                              8
         Item 7.    Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                        9-11
         Item 8.    Financial Statements and Supplementary Data                                         11
         Item 9.    Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure                                          11


Part III.

         Item 10.   Directors and Executive Officers of Registrant                                   11-13
         Item 11.   Executive Compensation                                                              13
         Item 12.   Security Ownership of Certain Beneficial Owners
                           and Management                                                            13-14
         Item 13.   Certain Relationships and Related Transactions                                      14


Part IV.

         Item 14.   Exhibits, Financial Statement Schedules and
                           Reports on Form 8-K                                                          14

                           Signatures                                                                15-16



         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP



            Cautionary Statement Regarding Forward Looking Statements


Certain statements contained herein, including certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning the Fund's business outlook or future economic performances, anticipated profitability, revenues, expenses or other financial items together with other statements that are not historical facts are
"forward-looking statements" as that term is defined under the Federal Securities Law. Forward-looking statements are necessarily estimates reflecting the best judgement of the party making such statements based upon correct information and involve a number of risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Risks, uncertainties and factors which could affect the accuracy of such forward looking statements are identified in the Fund's Prospectus and the Fund's Registration Statement filed by the Fund with the Securities and Exchange Commission, and forward looking statements contained herein or in other public statements of the Fund should be considered in light of those factors. There can be no assurance that factors will not affect the accuracy of such forward looking statements.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                                                      PART I

Item 1.  Business

         Meridian Healthcare Growth and Income Fund Limited Partnership (the "Fund") was organized under the laws of the State of Delaware on December 8, 1987. The Fund will continue until December 31, 2037, unless sooner terminated under the provisions of the Partnership Agreement. The Fund was formed to acquire 98.99% of the limited partnership interests in seven limited partnerships, each of which owns and operates a single nursing center (the "Facilities").

         The Fund's objectives are to (i) preserve Investors' capital; (ii) obtain capital appreciation through increases in the value of the Facilities; and (iii) provide quarterly cash distributions to Investors from income generated by the Facilities' operating income, the income taxation of a portion of which is anticipated to be deferred.

         The General Partners of the Fund are Brown Healthcare, Inc., a Maryland corporation (the "Administrative General Partner") and Meridian Healthcare Investments, Inc., a Maryland corporation (the "Development General Partner").

         Pursuant to the Registration Statement, a maximum of 1,540,000 assignee units of limited partnership interests ("Units") were registered under the Securities and Exchange Act of 1933, as amended. During 1988 all 1,540,000 Units were sold, and the Fund's net proceeds available for investment aggregated $31,878,000 (gross proceeds of $38,500,000 less public offering expenses and acquisition fees of $6,622,000).

         The Fund acquired 98.99% limited partnership interests (the "Operating Partnership Interests") in the operating limited partnerships which own and operate seven nursing center facilities. The Facilities include four nursing centers located in Maryland that were acquired in May and June of 1988; two newly constructed nursing centers located in North Carolina that were acquired in August, 1988; and one newly constructed facility in New Jersey that was acquired in December, 1989. Each operating partnership owns the real and personal property of its nursing center facility. (See Note 1, "Organization and Operations", in Item 8, Financial Statements and Supplementary Data, and Item 2. Properties, herein.)

         The Fund acquired the Operating Partnership Interests with offering proceeds and certain indebtedness.

         The Fund completed a sixty-bed expansion on its Salisbury, North Carolina facility during 1991. Construction costs for the expansion were $1,354,000, slightly below the $1.5 million budget, and were funded from existing capital reserves.

         The Fund completed construction of its sixty-bed expansion at the Mooresville, North Carolina facility during the first quarter of 1992. The total cost of the addition, including the cost of obtaining the Certificate of Need, was slightly less than the $2 million budget. Funding for this expansion was provided from equity capital and capital generated from operations.

         The nursing centers owned by the operating partnerships are managed by, and certain of the nursing center facilities also purchase drugs, medical supplies and agency nursing and rehabilitation services from, affiliates of the Development General Partner. (See Note 3, "Related Party Transactions" in Item
8. Financial Statements and Supplementary Data, herein.)

     On November 30, 1993, Genesis Health Ventures, Inc. ("Genesis") acquired substantially all of the assets of Meridian Inc., Meridian Healthcare, Inc. and their affiliated entities, including all of the stock of the Development General Partner. See Item 10. Directors and Executive Officers of Registrant, herein.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

         The Fund's sole business is its investment in partnerships which own and operate nursing centers that are healthcare facilities licensed by individual states to provide long-term healthcare within guidelines established by the appropriate state health agencies and as directed by each patient's physician. Healthcare and related services from private pay and Medicaid and Medicare patients accounted for approximately 99% of revenues during each of the years in the three-year period ended December 31, 1996.

         Healthcare facilities, including those owned by the operating partnerships, are subject to extensive federal, state and in some cases, local regulatory licensing and inspection requirements. In addition, government revenue sources, particularly Medicaid and Medicare programs, are subject to statutory and regulatory changes due to administrative rulings, interpretations of policy and determination by fiscal intermediaries, and to government funding restrictions, all of which may materially affect the rate of program payments to nursing facilities.

         The nursing center Facilities face competition with similar facilities in their general locations as well as the development of other nursing centers that are able to obtain Certificates of Need and to meet certain other requirements.


Item 2.  Properties

         The Fund owns Operating Partnership Interests in operating partnerships that own four nursing facilities in the State of Maryland, two nursing facilities in the State of North Carolina, and one nursing facility in New Jersey. The Facilities are described below:

                                   Property & Equipment                Patient
                                   (before depreciation)               Revenues
                                   at December 31, 1996                  1996
                             (Dollars in thousands)

Name, Location and Description

Facility 1.   Hamilton                   $ 4,529                       $ 3,929
6040 Harford Road
Baltimore City,
Maryland

A 104-bed nursing facility located on 1.06 acres, constructed in 1972 consisting of a "T" shaped two-story plus partial basement masonry structure containing 22,082 square feet. The facility contains 104 comprehensive care beds of which 14 are Medicare-certified. There are two private rooms, 15 semi-private rooms, 4 three-person rooms and 15 four-person rooms.



Facility 2.
Randallstown                              10,432                         9,679
9109 Liberty Road
Randallstown,
Maryland
A 250-bed nursing facility located on 2.83 acres, constructed in 1971 consisting of a rectangularly-shaped two-story plus partial basement masonry structure containing a total of 72,780 square feet. The facility contains 246 comprehensive care beds of which 38 are Medicare-certified and four domiciliary care beds. There are 111 semi-private rooms and 28 private rooms.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                                    Property & Equipment          Patient
                                   (before depreciation)         Revenues
                                    at December 31, 1996            1996
                                            (Dollars in thousands)

Name, Location and Description

Facility 3.                                  7,219                 7,128
Caton Manor
3330 Wilkens Avenue
Baltimore City,
Maryland

A 184-bed nursing facility located on 0.92 acres, constructed in 1972 consisting of an "L" shaped four-story plus basement masonry structure containing a total of 48,660 square feet. All 184 beds are comprehensive care beds of which 20 are Medicare-certified. All rooms are semi-private.



Facility 4.  Frederick
(Collegeview)                                6,887               7,208
400 North Avenue
Frederick,
Maryland
A 166-bed nursing facility located on 1.13 acres, originally constructed in 1966 consisting of a two-story plus partial basement masonry structure, the second floor added in 1968, containing a total of 52,661 square feet. The facility contains 156 comprehensive care beds of which 28 are Medicare-certified. There are 10 domiciliary care beds and two non-licensed residential apartments which are leased to persons who do not require nursing care.



Facility 5.  Mooresville
550 Glenwood Road 5,707 5,880 Mooresville, North Carolina A 160-bed nursing facility located on 11.38 acres, originally constructed with 100 beds in 1988 with a 60-bed addition completed in 1992 consisting of a one-story slab on grade building containing a total of 47,657 square feet. The facility contains 130 beds for skilled care and intermediate care residents, of which 14 are Medicare certified. There are 30 beds in the Home for the Aged (HA) wing. There are 8 private rooms and 76 semi-private rooms.



Facility  6.  Salisbury
710 Julian Road 5,544 6,901 Salisbury, North Carolina A 180-bed nursing facility located on 6.02 acres, originally constructed with 120 beds in 1988 with a 60-bed addition completed in 1991 consisting of a one-story slab on grade building containing a total of 50,500 square feet. The facility contains 160 beds for skilled care and intermediate care residents, of which 28 are Medicare certified. There are 20 beds in the Home for the Aged (HA) wing. There are 16 private rooms and 82 semi-private rooms.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                                    Property & Equipment            Patient
                                    (before depreciation)          Revenues
                                    at December 31, 1996             1996
                                              (Dollars in thousands)

Name, Location and Description

Facility 7.  Woodlands
1400 Woodland Avenue                        8,096                    6,749
Plainfield,
New Jersey

A 140-bed nursing facility located on 6.52 acres, constructed in 1989 consisting of a two-story slab on grade building containing a total of 54,000 square feet. The facility contains 120 comprehensive nursing home beds, of which 27 are Medicare certified, and 20 residential care beds. There are 12 private rooms, 46 semi-private rooms and 9 four-bed rooms. The facility also provides space for a child day-care program.


               Totals                     $48,414                   $47,474




Item 3.  Legal Proceedings

           The Fund is a party to litigation arising in the ordinary course of business. The Fund does not believe the results of such litigation, even if the outcome is unfavorable to the Fund, would have a material adverse effect on its consolidated financial position or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

           There were no matters submitted to the security holders for a vote during the last quarter of the fiscal year covered by this report.


                                                      PART II

Item 5.  Market for Registrant's Common Equity and Related
       Stockholder Matters

           An established public trading market for the Units does not exist and the Fund does not anticipate that a public market will develop. Transfer of Units by an investor and purchase of Units by the Fund may be accommodated under certain terms and conditions. The Partnership Agreement imposes certain limitations on the transfer of Units and may restrict, delay or prohibit a transfer primarily if:

         o the transfer of Units would result in 50% or more of all Units having been transferred by assignment or otherwise within a 12-month period;

         o such a transfer would be a violation of any federal or state securities laws that may cause the Fund to be classified other than as a partnership for federal income tax purposes;

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

Item 5.  Market for Registrant's Common Equity and Related
             Stockholder Matters (continued)

         o such transfers would cause the Fund to be treated as a "publicly traded partnership" under Sections 7704 and 469(k) of the Internal Revenue Code; and

         o the transfer of Units would cause a technical termination of the Partnership within meaning of Section 708(b)(1)(A) of the Internal Revenue Code.

         As of December 31, 1996, there were 1,831 holders of Units of the registrant, owning an aggregate of 1,540,040 Units, including 40 Units held by the Assignor Limited Partner. The Fund made four quarterly distributions totaling approximately $3,306,000 in each of the years in the three-year period ended December 31, 1996. See Note 5, "Distributions to Partners and Allocation of Net Income", in Item 8. Financial Statements and Supplementary Data, herein.

Item 6.  Selected Financial Data

                                                             Years Ended December 31,
                                               1996           1995        1994         1993         1992
                                                    (Dollars in thousands - except per Unit amounts)
Statement of Income Data

Net revenue                                   $47,885        $45,398     $42,852      $38,524      $36,764
Operating income before capital costs**         5,735          5,937       6,834        5,752        6,652
Net income                                      1,722          1,891       2,903        1,842        2,106

Net income per assignee Unit                $    1.12      $    1.23   $    1.88    $    1.20    $    1.37


Operating Data

Payor mix (as a percent of revenue):
     Medicaid and Medicare                        77%            75%         75%          72%          67%
     Private                                      23%            25%         25%          28%          33%

Occupancy percentage                            94.3%          94.8%       94.4%        95.8%        94.9%

Patient Days Available                        431,000        430,000     433,000      433,000      434,000


Balance Sheet Data

Total assets                                  $52,255        $51,107     $52,494      $50,580      $52,581
Property and equipment, net of
     accumulated depreciation                  35,680         36,625      37,714       38,761       39,869
Long-term debt, including loan
     payable to Development General
     Partner, less current portion             25,955         25,528      25,797       26,217       26,582
Partners' capital                              17,389         18,973      20,388       20,791       22,255

Cash distributions paid per Unit:
     from operations                            $2.12       $   1.88    $   2.12     $   1.89     $   2.12
     from return of capital                      -               .24        -             .23          -

     **Capital costs include depreciation, amortization and interest expense.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


Item 7. Management's Discussion and Analysis of Financial Condition
             and Results of Operations

Liquidity and Capital Resources

     The Fund has sufficient  liquid assets and other available credit resources
to  satisfy  its  operating   expenditures   and  anticipated   routine  capital
improvements at each of the seven nursing home facilities.

     At December 31, 1996, the Randallstown facility did not meet its required ratio of cash flow to debt service as a result of measures taken in response to the unfavorable State survey received earlier in the year. To date, the bank has not issued a formal waiver to the Fund. Based upon the 1997 operating budget, operations at Randallstown are expected to improve and the facility should meet its ratio of cash flow to debt service as required under its loan agreement. The lender has agreed under a Limited Forbearance Agreement to refrain and forbear temporarily from exercising and enforcing any of its remedies for a period of time ending on and including May 15, 1997. The agreement provides that should Randallstown meet all its covenants for the quarter ended March 31, 1997, the lender will waive the earlier events of default. If all the covenants are not met, the lender shall require that certain partnerships and/or the Fund become either joint and several co-obligors or guarantors of the obligation, note and the loan.

     Between 1988 and 1989 the Development General Partner loaned the Fund $597,000 to support operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers during each center's first two years of operations. Loans outstanding under this arrangement, including interest at 9% per annum, were $984,000 at December 31, 1996. The Fund is obligated to repay these loans when certain specified financial criteria are met, the most significant of which is the payment of a preferred return to the assignee limited partners, as defined in the Fund's Partnership Agreement.

     Effective July 29, 1996 the Fund modified the revolving credit facility ("The Facility") by increasing the maximum amount to $4,000,000 and extending the maturity date until February 28, 1998. The Facility is designated for working capital needs and issuance of letters of credit. The Facility is primarily secured by the accounts receivable of the Fund. Any outstanding cash borrowings under the Facility bear interest at LIBOR plus 1.75%. At December 31, 1996 the outstanding borrowings under this Facility totaled $1,000,000.

     The State of North Carolina has again delayed the effective date of elimination in its Medicaid methodology of the current reimbursement rate component for equity until July 1, 1997. Fund management had projected the effective date of this elimination to be July 1, 1996. As a result of this action, Medicaid reimbursements from North Carolina during the second half of 1996 were approximately $129,000 over budget. Future action by the North Carolina Medicaid Agency could affect the reimbursement component for equity and therefore reduce Medicaid reimbursement for the Fund by up to $234,000 annually.

     On February 14, 1997, the Fund made a distribution of $826,410 of which approximately $534,853, or 65%, was funded from nursing center operations generated during the fourth quarter of 1996 after payment of approximately $68,000 of upper tier expenses. During 1996, nursing center operations generated approximately 77% of the total distributions after payment of upper-tier expenses totaling approximately $277,000.

     Based on a preliminary review of the 1997 operating budget, results are projected to improve over 1996. Distributions to partners are expected to remain at current levels and operating cash flow is expected to fund over 90% of the distributions, while the balance is funded by reserves. The major challenge to the Fund in the foreseeable future is to control operating expenses while maximizing revenues through strategic admissions policies.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

Item 7. Management's Discussion and Analysis of Financial Condition
             and Results of Operations (continued)

Results of Operations

                                   December 31, 1996 vs. December 31, 1995

     Patient revenues for the Fund's seven operating partnerships increased by approximately $2,632,000 (or 6%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. The increase is primarily attributable to increased Medicare census as well as increased room rates which resulted in an effective rate increase of 4.1% (or $1,652,000) over 1995. Continued efforts in Medicare maximization resulted in an increase of the Medicare population at the seven facilities from 8.6% of total patient days for 1995 to 9.8% of total patient days in 1996. As a result, ancillary consumption increased by $847,000 in 1996 as compared to 1995. In addition, revenues were further increased by recognition of retroactive cost settlement adjustments that were $366,000 higher than those recognized in 1995. These positive variances in revenue were offset by an overall census decline of 1,806 patient days in 1996, as compared to 1995, which accounted for a negative variance in revenue of $233,000. Private census also declined in 1996 when compared to 1995.

     Profitability for the Fund declined approximately $169,000 (or 8.9%) from $1,891,000 in 1995 to $1,722,000 in 1996. The decline in profitability was primarily attributable to increased operating expenses which were not completely covered by the Medicare and Medicaid reimbursement programs. Operating expenses as a percentage of patient revenues increased to 81% in 1996 from 80% in 1995. With the continued increase in Medicare census, the overall acuity level of the residents was higher than in 1995 resulting in increased salaries, benefits and ancillary costs. Additionally, maintenance costs in 1996 were $100,000 higher than in 1995 due to the continued aging of the buildings. The four Maryland facilities were built in the late 1960's and early 1970's and are beginning to need increasing levels of repair and maintenance.

     Also contributing to the decline in profitability was an increase of $172,000 (or 34%) in general and administrative expenses in 1996 as compared to 1995. The majority of this increase was due to higher professional and consulting costs incurred.

     Interest  expense   decreased  $84,000  (or  3.8%)  in  1996  versus  1995.
Approximately $5.7 million of the Fund's debt bears interest at floating rates which were, on average, lower in 1996 than in 1995.

                                      December 31, 1995 vs. December 31, 1994

     Patient revenues for the Fund's seven operating partnerships increased by approximately $2,198,000 (or 5%) for the year ended December 31, 1995 as compared to the year ended December 31, 1994. The increase is primarily attributable to increased Medicare and Private census as well as increased room rates which resulted in an effective rate increase of 3.8% (or $1,383,000) over 1994. For the first time in several years, private pay census at the facilities increased from 21% of total patient days in 1994 to 23% of total patient days in 1995. As a result of continued efforts to increase the Medicare population in the seven facilities, Medicare census has increased from 7.8% of total patient days for the year ended December 31, 1994 to 8.6% of total patient days for 1995. This resulted in increased ancillary consumption of $588,000 for 1995 over 1994. This contributed to the increase in revenues. In addition, revenues were further increased by the recognition of $227,000 in retroactive cost settlement adjustments.

     Profitability for the Fund declined approximately $1,012,000 (or 35%) to $1,891,000 in 1995 from $2,903,000 in 1994. The decline in profitability was primarily attributable to increased operating expenses which were not completely covered by the Medicare and Medicaid reimbursement programs. Operating expenses, as a percentage of patient revenues, increased to approximately 80% in 1995 as compared to 77% in 1994. As a result of the higher acuity level of the residents in 1995, salaries, employee benefits and ancillary costs increased. Also contributing to the reduced profitability in 1995 was very poor Medicaid rate increases in the State of Maryland for nursing costs.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

Item 7. Management's Discussion and Analysis of Financial Condition
             and Results of Operations (continued)

Results of Operations (continued)

These rates only increased, on average, 1% for the Fund's facilities in Maryland. Additionally, the Medicare routine cost limits were frozen for the second consecutive year. This resulted in an additional $360,000 being lost in 1995 as compared to 1994 to the cost limited under the Medicare and Medicaid programs.

     Interest expense increased $222,000 (or 11.1%) in 1995 versus 1994 as a result of line of credit borrowings during the year and higher average borrowing costs. Approximately $5.9 million of the Fund's debt bears interest at floating rates of interest which were, on average, higher in 1995 than 1994.


Item 8.  Financial Statements and Supplementary Data

Index to Financial Statements:
                                                                   Page(s)
                                                               Annual Report

     Independent Auditors' Report                                     3
     Consolidated Balance Sheets                                      4
     Consolidated Statements of Earnings                              5
     Consolidated Statements of Partners' Capital (Deficit)           6
     Consolidated Statements of Cash Flows                            7
     Notes to Consolidated Financial Statements                      8-15

     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.



                                                     PART III


Item 10.  Directors and Executive Officers of Registrant

     The General Partners of the Fund are Meridian Healthcare Investments, Inc., the Development General Partner, and Brown Healthcare, Inc., the Administrative General Partner. The Fund's principal executive offices are located at 225 East Redwood Street, Baltimore, Maryland 21202. The General Partners had primary responsibility for the selection and negotiation of terms concerning the acquisition of the Operating Partnership Interests, selecting a manager for the interim investments and the structure of the Offering and the Fund. The General Partners have primary responsibility for overseeing the performance of those who contract with the Fund as well as making decisions with respect to the financing, sale and liquidation of the Fund's or the operating partnerships' assets. The General Partners are responsible for all reports to and communications with investors and others, all distributions and allocations to investors, the administration of the Fund's business and all filings with the Securities and Exchange Commission and other Federal or State regulatory authorities. The Fund's Partnership Agreement provides certain rights for investors, which are incorporated herein by reference.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

The Development General Partner

     Meridian Healthcare Investments, Inc., the Development General Partner, is a Maryland corporation. On November 30, 1993, Genesis acquired substantially all the assets of Meridian, Inc., Meridian Healthcare (" MHC") and their affiliated entities, including all the stock of the Fund's Development General Partner. As part of the acquisition, MHC, the manager of the Fund's seven nursing centers, continues to operate the facilities pursuant to management agreements. Since completion of the Meridian transaction, Genesis operates 156 geriatric care facilities (75 wholly owned, 3 jointly owned, 34 leased and 44 managed). The four geographic markets that Genesis principally serves are: New England Region (Massachusetts/Connecticut/New Hampshire); Mid-Atlantic Region (Greater Philadelphia/Delaware Valley); Chesapeake Region (Southern Delaware, Eastern Shore of Maryland; Baltimore, Maryland/Washington D.C./Virginia); and Southern Region (Central Florida/North Carolina)

     The following individuals are the directors and principal officers of Meridian Healthcare Investments, Inc.:

     Michael R. Walker, age 48, is President and a Director of the Development General Partner and is a co-founder of Genesis and has served as Chairman and Chief Executive Officer of Genesis since its inception in 1985. In 1981, Mr. Walker co-founded Health Group Care Centers ("HGCC"). At HGCC, he served as Chief Financial Officer and, later, as President and Chief Operating Officer. Prior to its sale in 1985, HGCC operated nursing homes with 4,500 nursing beds in 12 states. From 1978 to 1981, Mr. Walker was the Vice President and Treasurer of AID Healthcare Centers, Inc. ("AID"). AID, which owned and operated 20 nursing centers, was co-founded in 1977 by Mr. Walker as the nursing home division of Hospital Affiliates International ("HAI"). Mr. Walker holds a Master of Business Administration degree from Temple University and a Bachelor of Arts in Business Administration from Franklin and Marshall College. Mr. Walker serves on the Board of Directors of Renal Treatment Centers, Inc. and the Board of Trustees of Universal Health Realty and Income Trust.

     Richard R. Howard, age 48, is a Director of the Development General Partner and has served as a Director of Genesis since its inception in 1985 and as President and Chief Operating Officer of Genesis since June, 1986. He joined Genesis in September, 1985 as Vice President of Development. Mr. Howard's background in healthcare includes two years as the Chief Financial Officer of HGCC. Mr. Howard's experience also includes over ten years with Fidelity Bank, Philadelphia, Pennsylvania and one year with Equibank, Pittsburgh, Pennsylvania. Mr. Howard is a graduate of the Wharton School, University of Pennsylvania, where he received a Bachelor of Science degree in Economics in 1971.

     George V. Hager, Jr., age 41, is Vice President and Treasurer of the Development General Partner and is Senior Vice President and Chief Financial Officer of Genesis. Mr. Hager was previously partner in charge of the healthcare practice for KPMG Peat Marwick LLP in the Philadelphia office. Mr. Hager began his career at KPMG Peat Marwick LLP in 1979 and has over ten years of experience in the healthcare industry. Mr. Hager received a Bachelor of Arts degree in Economics from Dickinson College in 1978 and a Master of Business Administration degree from Rutgers Graduate School of Management. He is a certified public accountant and a member of the AICPA and PICPA.

Administrative General Partner

     Brown Healthcare, Inc., the Administrative General Partner, is a Maryland corporation, and is wholly-owned by Alex. Brown Realty, Inc. The Administrative General Partner is responsible for administering the business of the Fund, including providing clerical services, communications, services and reports to investors, and making all reports and filings to securities regulatory authorities.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

Administrative General Partner (continued)

     The following individuals are the directors and principal officers of the Administrative General Partner:

     John M. Prugh, age 48, has been a Director and President of the Administrative General Partner since 1988, and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1984. Mr. Prugh graduated from Gettysburg College in 1970, and was designated a Certified Property Manager by the Institute of Real Estate Management in 1979. He has worked in property management for H. G. Smithy Co., in Washington, D.C., and Dreyfuss Bros., Inc. in Bethesda, Maryland. Since 1977, Mr. Prugh has been involved in managing, administering, developing and selling real estate investment projects sponsored by Alex. Brown Realty, Inc. and its subsidiaries.

     Peter E. Bancroft, age 44, has been a Director and Vice President of the Administrative General Partner since 1988 and a Senior Vice President of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1983. Mr. Bancroft graduated from Amherst College in 1974, attended the University of Edinburgh, and received a J.D. degree from the University of Virginia School of Law in 1979. Prior to joining Alex. Brown Realty, Inc. in 1983, Mr. Bancroft held legal positions with Venable, Baetjer and Howard and T. Rowe Price Associates, Inc.

     Terry F. Hall, age 50, has been the Secretary of the Administrative General Partner and a Vice President and Secretary of, and Legal Counsel for, Alex. Brown Realty, Inc. since 1989. Mr. Hall graduated from the University of
Nebraska-Lincoln in 1968, and received a J.D. degree from the University of Pennsylvania Law School in 1973. Prior to joining Alex. Brown Realty, Inc. in 1986, Mr. Hall was a Partner at the law firm of Venable, Baetjer and Howard from 1981 to 1986 and an associate at the same firm from 1973 to 1981.

     Timothy M. Gisriel, age 40, has been the Treasurer of the Administrative General Partner and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1990. He was Controller of Alex. Brown Realty, Inc. and Armata Financial Corp. from 1984 through 1990. Mr. Gisriel graduated from Loyola College in 1978 and received his Masters of Business Administration degree from the Robert G. Merrick School of Business, University of Baltimore. Prior to joining Alex. Brown Realty, Inc. in 1984, Mr. Gisriel was an audit supervisor in the Baltimore office of Coopers & Lybrand. He is a Maryland Certified Public Accountant.

    There is no family relationship among the officers and directors of the General Partner.


Item 11.  Executive Compensation

     The officers and directors of the Administrative General Partner and Development General Partner received no compensation from the Fund.

     The General Partners are entitled to receive a share of cash distributions and a share of profits and losses as described in the Agreement of Limited Partnership. (See Note 5, "Distributions to Partners and Allocation of Net Income" in Item 8. Financial Statements, herein.)

     For a discussion of compensation and fees to which the General Partners are entitled, see Item 13. Certain Relationships and Related Transactions, herein.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     No person is known to the Fund to own beneficially more than 5% of the outstanding Units of the Fund.

     The General Partners each have a .5% interest in the Fund as General Partners, but do not hold any Units.
                                                      -13-

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

Item 12.  Security Ownership of Certain Beneficial
                     Owners and Management (continued)

     The Assignor Limited Partner, Brown Healthcare Holding Co., Inc., an affiliate of the Administrative General Partner, owns for its benefit 40 Units. The Units held by the Assignor Limited Partner have all rights attributable to such Units under the Limited Partnership Agreement except that these Units are non-voting.

     There are no arrangements, known to the Fund, the operation of which may at a subsequent date, result in a change of control of the registrant.


Item 13.  Certain Relationships and Related Transactions

     The General Partners and their affiliates have and are permitted to engage in transactions with the Fund. For a summarization of fees paid during 1996, 1995 and 1994, and to be paid to the General Partners and their affiliates at December 31, 1996, see Note 3, "Related Party Transactions" in Item 8. Financial Statements, herein.



                                                      PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) 1. Financial Statements: see Index to Financial Statements and Supplementary Data in Item 8 on Page 11.

         2. Financial Statement Schedules: see Index to Financial Statements and Supplementary Data in Item 8 on page 11.

         3.  Exhibits:

             (3, 4) Limited Partnership Agreement on pages 1 through 41 of Exhibit A to the Fund's Prospectus, and the Fund's Registration Statement on Form S-1 (File No. 33-19277) included herein by reference.

             (13)   Annual Report for 1996.

     (b) Reports on Form 8-K:   None.

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


                                         MERIDIAN HEALTHCARE GROWTH AND INCOME
                            FUND LIMITED PARTNERSHIP


DATE:   3/19/97                          BY:   /s/  John M. Prugh
                                         John M. Prugh
                                         President and Director
                                         Brown-Healthcare, Inc.
                                         Administrative General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed by the following in the capacities and on the dates indicated.




DATE:    3/19/97                         By:    /s/  John M. Prugh
                                         John M. Prugh
                                         President and Director
                                         Brown-Healthcare, Inc.
                                         Administrative General Partner


DATE:    3/19/97                         By:   /s/  Peter E. Bancroft
                                         Peter E. Bancroft
                                         Vice President and Director
                                         Brown-Healthcare, Inc.
                                         Administrative General Partner


DATE:    3/19/97                         By:   /s/  Terry F. Hall
                                         Terry F. Hall
                                         Secretary
                                         Brown-Healthcare, Inc.
                                         Administrative General Partner


DATE:    3/19/97                         By:  /s/  Timothy M. Gisriel
                                         Timothy M. Gisriel
                                         Treasurer
                                         Brown-Healthcare, Inc.
                                         Administrative General Partner

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

DATE:  3/24/97                           BY:   /s/  Michael R. Walker
                                         Michael R. Walker
                                         President and Director
                                         Meridian Healthcare Investments, Inc.
                                         Development General Partner



DATE:  3/24/97                           BY:   /s/  Richard R. Howard
                                         Richard R. Howard
                                         Director
                                         Meridian Healthcare Investments, Inc.
                                         Development General Partner




DATE:  3/24/97                           BY:   /s/  George V. Hager, Jr.
                                         George V. Hager, Jr.
                                         Vice President and Treasurer
                                         Meridian Healthcare Investments, Inc.
                                         Development General Partner