Form 10-Q
period 1997-03-31
MERIDIAN HEALTHCARE GROWTH & INCOME FUND LTD PARTNERSHIP
filed 1997-05-13
CIK 826682

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

For the quarterly period ended  March 31, 1997

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to


For Quarter Ended March 31, 1997     Commission file number   000-17596

                 Meridian Healthcare Growth and Income Fund Limited Partnership
                      (Exact Name of Registrant as Specified in its Charter)


   Delaware                                                         52-1549486
(State or Other Jurisdiction of                                (I.R.S. Employer
Incorporation or Organization)                           Identification Number)



  225 East Redwood Street, Baltimore, Maryland                          21202
(Address of Principal Executive Offices)                             (Zip Code)

        Registrant's Telephone Number, Including Area Code:     (410) 727-4083

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

MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands)

                                             March 31,  December 31,
                                               1997       1996
Assets
Current Assets
 Cash and cash equivalents                  $  4,808   $  3,962
 Accounts receivable, net                      6,096      6,429
 Estimated third-party payor settlements         -          105
 Prepaid expenses                                528        514
   Total current assets                       11,432     11,010

Property and equipment, net of accumulated de 35,470     35,680

Other assets
 Goodwill, net                                 5,425      5,490
 Loan acquisition costs, net                      52         64
 Other deferred charges                            7         11
                                               5,484      5,565

   Total assets                             $ 52,386   $ 52,255

Liabilities and Partners' Capital
Current liabilities
 Current portion of long-term debt          $ 24,445   $    621
 Line of credit                                1,000        -
 Accrued compensation and related costs        1,667      2,415
 Accounts payable and other accrued expenses   3,691      2,147
 Estimated third  party payor settlements      3,007      2,958
   Total current liabilities                  33,810      8,141

Deferred management fee payable                  781        770
Loan payable to the Development General Partn    996        984
Line of credit borrowings                        -        1,000
Long-term debt                                   -       23,971
                                               1,777     26,725

Partners' capital
 General partners                               (149)      (143)
 Assignee limited partners; 1,540,040
  units issued and outstanding                16,948     17,532
   Total partners' capital                    16,799     17,389

   Total liabilities and
    partners' capital                       $ 52,386   $ 52,255

See accompanying notes to financial statements

MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
Consolidated Statements of Earnings For the three months ended March 31, (Unaudited) (Dollars in thousands except per unit amounts)

                                               1997       1996


Revenues
 Medicaid and Medicare patients             $  9,003   $   8,613
 Private patients                              2,846       2,873
 Investment and other income                     104         121
                                              11,953      11,607

Expenses
 Operating, including $1,542 and
  $1,210 to related parties                    9,771       9,399
 Management and administration fees
  to related parties                             762         734
 General and administrative                      177         110
 Depreciation and amortization                   489         490
 Interest expenses                               518         512
                                              11,717      11,245

Net earnings                                $    236   $     362




Net earnings per unit of assignee
 limited partnership interest               $   0.15   $    0.23


See accompanying notes to financial statements

MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP Consolidated Statements of Partners' Capital For the Three Months Ended March 31, 1997 and 1996
        (Unaudited)
    Dollars in thousands

                                          Assignee
                               General    Limited
                               Partners   Partners    Total



Balance at December 31, 1996  $   (143)  $ 17,532   $17,389

Net earnings                         2        234       236

Distributions to partners           (8)      (818)     (826)

Balance at March 31, 1997     $   (149)  $ 16,948   $16,799





Balance at December 31, 1995  $   (127)  $ 19,100   $18,973

Net earnings                         4        358       362

Distributions to partners           (8)      (818)     (826)

Balance at March 31, 1996     $   (131)  $ 18,640   $18,509


See accompanying notes to financial statements

MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMTIED PARTNERSHIP
Consolidated Statements of Cash Flows
For the Three Months Ended March 31,
(Unaudited)
(Dollars in thousands)


                                                1997       1996

Cash flows from operating activities
 Net earnings                                $    236   $    362
 Adjustments to reconcile net earnings to net
  cash provided by operating activities
   Depreciation and amortization                  489        490
   Minority interest in net earnings of operating
    partnerships                                    3          4
   Increase in loan payable to Development Gen     12         13
   Increase in deferred management fee payable     11         11
   Change in other assets and liabilities
    Accounts receivable                           330        341
    Estimated third-party payor settlements       154         98
    Prepaid expenses                              (14)       135
    Accrued compensation and related costs       (748)       170
    Accounts payable and other accrued expense  1,544        905

Net cash provided by operating activities       2,017      2,529

Cash flows from investing activities-
 additions to property and equipment             (198)       (50)


Cash flows from financing activities
 Line of credit borrowings                        -          100
 Repayment of long-term debt                     (147)      (130)
 Distributions to partners                       (826)      (826)

Net cash used in financing activities            (973)      (856)

Net increase in cash and cash equivalents         846      1,623
Cash and cash equivalents
 Beginning of period                            3,962      1,539

 End of period                               $  4,808   $  3,162


See accompanying notes to financial statements

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                                 March 31, 1997
                                   (Unaudited)


NOTE 1 - THE FUND AND BASIS OF PREPARATION

The Fund, through its seven operating partnerships, derives substantially all of its revenue from extended healthcare provided to nursing center residents including room and board, nursing care, drugs and other medical services.

The accompanying financial statements of Meridian Healthcare Growth and Income Fund Limited Partnership (the "Fund") do not include all of the information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Certain amounts included in the 1996 Consolidated Statement of Operations have been reclassified to conform to the 1997 presentation. The unaudited interim financial information contained in the consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the 1996 Annual Report.


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

Transactions with these related parties for the three months ended March 31, 1997 and 1996 are as follows:

                                                                       1997                  1996

         Management and administration fees                     $ 762,000               $ 734,000
         Drug and medical supplies purchases                      572,000                 444,000
         Nursing and rehabilitation services                      970,000                 766,000
         Interest expense on borrowings                            23,000                  24,000

Loans outstanding under an arrangement with the Development General Partner to fund operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers were $996,000 at March 31, 1997 and $984,000 at December 31, 1996.


NOTE 3 - DEBT

At December 31, 1996, the Randallstown facility failed to meet the required ratio of cash flow to debt service. Effective March 14, 1997, the lender agreed under a Limited Forbearance Agreement to refrain and forbear temporarily from exercising and enforcing any of its remedies for a period of time ending on and including May 15, 1997. The agreement provides that should Randallstown not meet all its convenants for the quarter ended March 31, 1997, the lender shall require that certain partnerships and/or the Fund become either joint and several co- obligors or guarantors of Randallstown's obligation, note and loan. The Randallstown facility did not meet the required ratio of cash flow to debt service at March 31, 1997. Under the terms of the agreement, Caton Manor

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                                 March 31, 1997
                                   (Unaudited)

NOTE 3 - DEBT  (continued)

Meridian Limited Partnership, Frederick Meridian Limited Partnership and Hamilton Meridian Limited Partnership will jointly and severally guaranty Randallstown's obligation and will secure such guaranty with an indemnity deed of trust lien on their respective facilities and properties.


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

         At December 31, 1996, the Randallstown facility did not meet its required ratio of cash flow to debt service. Effective March 14, 1997, the lender agreed under a Limited Forbearance Agreement to refrain and forbear temporarily from exercising and enforcing any of its remedies for a period of time ending on and including May 15, 1997. The agreement provides that should Randallstown not meet all its covenants for the quarter ended March 31, 1997, the lender shall require that certain partnerships and/or the Fund become either joint and several co-obligors or guarantors of Randallstown's obligation, note and loan. The Randallstown facility did not meet the required ratio of cash flow to debt service at March 31, 1997. Under the terms of the agreement, Caton Manor Meridian Limited Partnership, Frederick Meridian Limited Partnership and Hamilton Meridian Limited Partnership will jointly and severally guaranty Randallstown's obligation and will secure such guaranty with an indemnity deed of trust lien on their respective facilities and properties.

         The Fund's long-term debt is scheduled to mature February 28, 1998. As a result of this maturity date being less than one year from the end of the current reporting period, the Fund has classified the balance of this debt, $24,445,000, as a current liability on its March 31, 1997 balance sheet. The Fund is currently considering several financial options for the repayment of the loan balances.

         On July 29, 1996 the Fund modified the revolving credit facility (the " Facility") by increasing the maximum amount to $4,000,000 and extending the maturity date until February 28, 1998. The Facility is designated for working capital needs and issuance of letters of credit. The Facility is primarily secured by the accounts receivable of the Fund. Any outstanding cash borrowings under the Facility bear interest at LIBOR plus 1.75%. At March 31, 1997 the outstanding borrowings under this Facility totaled $1,000,000 and were completely repaid in April. These borrowings are classified as current on the March 31, 1997 balance sheet since the maturity date is less than one year from the reporting period. The Fund is currently considering options to replace the credit facility.

         The State of North Carolina has delayed the effective date of elimination in its Medicaid methodology of the current reimbursement rate component for equity until July 1, 1997. Future action by the North Carolina Medicaid Agency could affect the reimbursement component for equity and therefore reduce Medicaid reimbursement for the Fund by up to $233,750 annually.

         On or about May 15, 1997 the Fund will make a cash distribution of $826,410 of which $473,031, or 57%, will be funded from nursing center operations generated during the first quarter of 1997 after payment of approximately $71,000 of upper tier expenses.

         While the 1997 operating budget projected that operations would generate sufficient cash flow to allow distributions to remain at current levels, first quarter results were significantly under budget due to lower than projected revenues. Through the first quarter, revenues were under budget by approximately $252,000 due to lower than projected occupancy levels. The overall occupancy level for the seven facilities was 93.1% versus a budgeted occupancy level of 95.3%. The major challenge to the Fund in the foreseeable future is to improve occupancy levels and maximize revenues through strategic admissions policies while controlling operating expenditures. While management expects both the occupancy levels and profitability of the Fund to improve during the remainder of the year, future distributions remain dependent on the operating performance of the properties. Fund management will review future operating results and updated projections with respect to future distribution levels throughout the remainder of the year.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Results of Operations

         The Fund's patient revenues increased by approximately $363,000 (or 3.2%) for the first three months of 1997 as compared to the same period in 1996. Approximately $311,000 of the increase is attributable to room rate increases which resulted in an effective rate increase of 4.8% compared to the first quarter of 1996. Also contributing to the increase in patient revenues was an increase in Medicare ancillary revenues of approximately $77,000 in the first quarter of 1997 versus the corresponding period in 1996. The ancillary revenue increase was primarily a result of increased therapy utilization. Total occupancy decreased slightly from 93.4% in the first quarter of 1996 as compared to 93.1% in the first quarter of 1997. Medicare census increased by 572 days in the first three months of 1997 as compared to the first three months of 1996. This increase was offset slightly by decreases in private and Medicaid census. Lastly, prior year favorable cost report settlements recorded in the first quarter of 1997 were $37,000 higher than those recorded in the first quarter of 1996.

         First quarter 1997 operating expenses increased $372,000 (or 4%) versus the same period in 1996. As a percentage of revenue, operating expenses increased to 81.8% of total revenue in the first quarter of 1997 from 81.0% of total revenue for the corresponding period in 1996. Salaries and wages increased 2.9% in the first quarter of 1997 as compared to 1996 as a result of normal wage increases. Benefits remained flat as a result of a decrease in the unemployment rate in the State of Maryland which affects four of the Fund's facilities. As a result of a shortage of certified nursing assistant's in Maryland, nursing agency usage has increased by approximately $42,000 in the first quarter of 1997 as compared to 1996. Total nursing costs, as a result, are $1.87 per patient day higher in 1997 as compared to 1996.

         Another factor contributing to the operating expense increase and the drop in profitability was increased ancillary costs due to the higher acuity levels of the residents along with increased utilization. As compared to the last quarter of 1996, a greater percentage of the ancillaries are being utilized by the Medicaid population in the facilities and are not reimbursed under the Medicaid programs. On a gross revenue basis, Medicaid ancillaries in the first quarter of 1997 accounted for 12.5% of the total as compared to 10.5% during the same period in 1996. On a per patient day basis, there was an increase in Medicaid utilization of approximately $3 per day. The effect of this is a revenue decline of approximately $197,000.

         General and administrative expenses for the three months ended March 31, 1997 increased $67,000 as compared to the same period in 1996 of which approximately $27,000 is due to an increase in professional and consulting fees. In addition, there was a $10,000 increase in legal fees associated with collection efforts and banking amendments, while facility licenses and dues increased by approximately $6,000.

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


                                MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                               LIMITED PARTNERSHIP




DATE:    5/9/97                 By:             /s/ John M.  Prugh
                                         John M. Prugh
                                         President and Director
                                         Brown-Healthcare, Inc.
                                         Administrative General Partner




DATE:    5/9/97                 By:           /s/ Timothy M.  Gisriel
                                         Timothy M. Gisriel
                                         Treasurer
                                         Brown-Healthcare, Inc.
                                         Administrative General Partner