Form 10-Q
period 1997-06-30
MERIDIAN HEALTHCARE GROWTH & INCOME FUND LTD PARTNERSHIP
filed 1997-08-13
CIK 826682

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

For the quarterly period ended  June 30, 1997

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to


For Quarter Ended June 30, 1997     Commission file number   000-17596

                 Meridian Healthcare Growth and Income Fund Limited Partnership
                      (Exact Name of Registrant as Specified in its Charter)


   Delaware                                                         52-1549486
(State or Other Jurisdiction of                                (I.R.S. Employer
Incorporation or Organization)                           Identification Number)



  225 East Redwood Street, Baltimore, Maryland                          21202
(Address of Principal Executive Offices)                             (Zip Code)

        Registrant's Telephone Number, Including Area Code:     (410) 727-4083

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






                                      INDEX


                                                                    Page No.
Part I.  Financial Information


     Item 1.  Financial Statements

              Consolidated Balance Sheets                                1
              Consolidated Statements of Operations                      2
              Consolidated Statements of Partners' Capital               3
              Consolidated Statements of Cash Flows                      4
              Notes to Consolidated Financial Statements                5-6


     Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations          7-9



Part II.   Other Information

     1. through Item 6.                                                 10

     Signatures                                                         11

MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands)

                                                               June 30,   December 31,
                                                                 1997         1996
Assets
Current Assets
 Cash and cash equivalents                                    $  3,333   $      3,962
 Accounts receivable, net                                        6,257          6,429
 Estimated third-party payor settlements                            --            105
 Prepaid expenses                                                  452            514
   Total current assets                                         10,042         11,010

Property and equipment, net of accumulated depreciation         35,345         35,680

Other assets
 Goodwill, net                                                   5,360          5,490
 Loan acquisition costs, net                                        41             64
 Other deferred charges                                              5             11
                                                                 5,406          5,565

   Total assets                                               $ 50,793   $     52,255

Liabilities and Partners' Capital
Current liabilities
 Current portion of long-term debt                            $ 24,297   $        621
 Accrued compensation and related costs                          2,078          2,415
 Accounts payable and other accrued expenses                     2,711          2,147
 Estimated third  party payor settlements                        3,425          2,958
   Total current liabilities                                    32,511          8,141

Deferred management fee payable                                    791            770
Loan payable to the Development General Partner                  1,009            984
Line of credit borrowings                                           --          1,000
Long-term debt                                                      --         23,971
                                                                 1,800         26,725

Partners' capital
 General partners                                                 (153)          (143)
 Assignee limited partners; 1,540,040
  units issued and outstanding                                  16,635         17,532
   Total partners' capital                                      16,482         17,389

   Total liabilities and
    partners' capital                                         $ 50,793   $     52,255


See accompanying notes to financial statements

MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
Consolidated Statements of Earnings
(Unaudited)
(Dollars in thousands except per unit amounts)


                                                              Three Months Ended   Six Months Ended

                                                              June 30,  June 30,   June 30,   June 30,
                                                                1997      1996       1997       1996


Revenues
 Medicaid and Medicare patients                              $  9,657  $  8,932   $ 18,660   $ 17,545
 Private patients                                               2,641     2,724      5,487      5,597
 Investment and other income                                       83       122        187        244
                                                               12,381    11,778     24,334     23,386

Expenses
 Operating, including $1,890,  $1,139,
  $3,432 and $2,349 to related parties                          9,899     9,358     19,670     18,759
 Management and administration fees
  to related parties                                              799       775      1,561      1,509
 General and administrative                                       171       124        349        233
 Depreciation and amortization                                    496       476        984        965
 Interest expenses                                                506       531      1,024      1,043
                                                               11,871    11,264     23,588     22,509

Net earnings                                                 $    510  $    514   $    746   $    877




Net earnings per unit of assignee
 limited partnership interest                                $   0.32  $   0.33   $   0.47   $   0.56

See accompanying notes to financial statements

MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
      Consolidated  Statements of Partners' Capital
     For the Six Months Ended June 30, 1997 and 1996
                       (Unaudited)
                   Dollars in thousands

                                                                        Assignee
                                                             General    Limited
                                                             Partners   Partners    Total



Balance at December 31, 1996                                $   (143)  $ 17,532   $ 17,389

Net earnings                                                       7        739        746

Distributions to partners                                        (17)    (1,636)    (1,653)

Balance at June 30, 1997                                    $   (153)  $ 16,635   $ 16,482





Balance at December 31, 1995                                $   (127)  $ 19,100   $ 18,973

Net earnings                                                       9        868        877

Distributions to partners                                        (17)    (1,636)    (1,653)

Balance at June 30, 1996                                    $   (135)  $ 18,332   $ 18,197



      See accompanying notes to financial statements

MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMTIED PARTNERSHIP
Consolidated Statements of Cash Flows
For the Six Months Ended June 30,
(Unaudited)
(Dollars in thousands)

                                                                 1997       1996

Cash flows from operating activities
 Net earnings                                                 $    746   $    878
 Adjustments to reconcile net earnings to net
  cash provided by operating activities
   Depreciation and amortization                                   984        965
   Minority interest in net earnings of operating
    partnerships                                                     8         10
   Increase in loan payable to Development General Partner          25         26
   Increase in deferred management fee payable                      21         21
   Change in other assets and liabilities
    Accounts receivable                                            164     (1,004)
    Estimated third-party payor settlements                        572        252
    Prepaid expenses                                                64        167
    Accrued compensation and related costs                        (337)       439
    Accounts payable and other accrued expenses                    564        471

Net cash provided by operating activities                        2,811      2,225

Cash flows from investing activities-
 additions to property and equipment                              (492)      (192)


Cash flows from financing activities
 Line of credit borrowings                                      (1,000)     1,100
 Repayment of long-term debt                                      (295)      (267)
 Distributions to partners                                      (1,653)    (1,653)

Net cash used in financing activities                           (2,948)      (820)

Net increase in cash and cash equivalents                         (629)     1,213
Cash and cash equivalents
 Beginning of period                                             3,962      1,539

 End of period                                                $  3,333   $  2,752


See accompanying notes to financial statements

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                                    Notes to Consolidated Financial Statements
                                                   June 30, 1997
                                                    (Unaudited)


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

     Transactions with these related parties for the three months ended June 30, 1997 and 1996 are as follows:

                                                                       1997                  1996

         Management and administration fees                     $ 799,000               $ 775,000
         Drug and medical supplies purchases                      596,000                 447,000
         Nursing and rehabilitation services                    1,294,000                 692,000
         Interest expense on borrowings                            23,000                  23,000

Loans outstanding under an arrangement with the Development General Partner to fund operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers were $1,009,000 at June 30, 1997 and $984,000 at December 31, 1996.


NOTE 3 - DEBT

At December 31, 1996, the Randallstown facility failed to meet the required ratio of cash flow to debt service. Effective March 14, 1997, the lender agreed under a Limited Forbearance Agreement to refrain and forbear temporarily from exercising and enforcing any of its remedies for a period of time ending on and including May 15, 1997. The agreement provides that should Randallstown not meet all its covenants for the quarter ended March 31, 1997, the lender shall require that certain partnerships and/or the Fund become either joint and several co-obligors or guarantors of Randallstown's obligation, note and loan. The Randallstown facility did not meet the required ratio of cash flow to debt service at March 31, 1997. On July 2, 1997 under the terms of the agreement, Caton Manor Meridian Limited Partnership, Frederick Meridian Limited Partnership, and Hamilton Meridian

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                                    Notes to Consolidated Financial Statements
                                                   June 30, 1997
                                                    (Unaudited)

NOTE 3 - DEBT  (continued)

Limited Partnership jointly and severally guaranteed Randallstown's obligation and secured such guaranty with an indemnity deed of trust lien on their respective facilities and properties.

Effective June 30, 1997, an amendment to the Limited Forbearance Agreement was signed which requires Caton Manor Meridian Limited Partnership, Frederick Meridian Limited Partnership, Hamilton Meridian Limited Partnership and Randallstown Meridian Limited Partnership to maintain a combined Debt Service Coverage Ratio of 1.7 to 1.0. At June 30, 1997 the Fund was in compliance with all of its debt covenants.


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

         At December 31, 1996, the Randallstown facility did not meet its required ratio of cash flow to debt service. Effective March 14, 1997, the lender agreed under a Limited Forbearance Agreement to refrain and forbear temporarily from exercising and enforcing any of its remedies for a period of time ending on and including May 15, 1997. The agreement provides that should Randallstown not meet all its covenants for the quarter ended March 31, 1997, the lender shall require that certain partnerships and/or the Fund become either joint and several co-obligors or guarantors of Randallstown's obligation, note and loan. The Randallstown facility did not meet the required ratio of cash flow to debt service at March 31, 1997. On July 2, 1997 under the terms of the agreement, Caton Manor Meridian Limited Partnership, Frederick Meridian Limited Partnership and Hamilton Meridian Limited Partnership jointly and severally guaranteed Randallstown's obligation and secured such guaranty with an indemnity deed of trust lien on their respective facilities and properties. Effective June 30, 1997 an amendment to the Limited Forebearance Agreement was signed which requires Caton Manor Meridian Limited Partnership, Frederick Meridian Limited Partnership, Hamilton Meridian Limited Partnership and Randallstown Meridian Limited Partnership to maintain a Debt Service Coverage Ratio of 1.7 to 1.0. At June 30, 1997 the Fund was in compliance with all its debt covenants.

         The Fund's long-term debt is scheduled to mature February 28, 1998. As a result of this maturity date being less than one year from the end of the current reporting period, the Fund has classified the balance of this debt, $24,297,000, as a current liability on its June 30, 1997 balance sheet. The Fund is currently considering several financial options for the repayment of the loan balances.

         On July 29, 1996 the Fund modified the revolving credit facility ("The Facility") by increasing the maximum amount to $4,000,000 and extending the maturity date until February 28, 1998. The Facility is designated for working capital needs and issuance of letters of credit. The Facility is primarily secured by the accounts receivable of the Fund. Any outstanding cash borrowings under the Facility bear interest at LIBOR plus 1.75%. At June 30, 1997, there were no outstanding borrowings under this Facility. The Fund is currently considering options to replace this credit facility.

         The State of North Carolina has delayed the effective date of elimination in its Medicaid methodology of the current reimbursement rate component for equity until July 1, 1998. Future action by the North Carolina Medicaid Agency could affect the reimbursement component for equity and therefore reduce Medicaid reimbursement for the Fund by up to $240,000 annually.

         On August 14, 1997 the Fund will make a cash distribution of $826,410 of which $660,951, or 71%, will be funded from nursing center operations generated during the second quarter of 1997 after payment of approximately $75,000 of upper tier expenses.

         While future distributions will remain dependent on the operating performance of the properties, Fund management expects distributions will remain at current levels. Second half operating results are expected to improve and fully fund the distribution at its current level. Based upon results through the first half of the year, the remaining 1997 budget and updated settlement projections, we expect the operating income of the seven nursing home facilities will fund approximately 86% of the annual 1997 distribution, while the balance will be funded by reserves.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



Results of Operations

      Three Months Ended June 30, 1997 vs. Three Months Ended June 30, 1996

         The Fund's patient revenues increased by approximately $642,000 (or 6%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. An effective rate increase of 12% resulted in revenue growth of $715,000 during the second quarter of 1997 when compared to the same period last year. This significant increase was largely the result of an increased acuity level of the residents. Also contributing to the increase in patient revenues was an increase in Medicare ancillary revenues of approximately $226,000 in the second quarter of 1997 versus the corresponding period in 1996. The ancillary revenue increase was primarily a result of increased therapy utilization. Total occupancy for the quarter decreased to 92.9% from 96.7% in 1996 largely due to a census decline in the state of Maryland. However, Medicare census increased to 9.5% of total patient days in the second quarter of 1997 from 9% of total patient days in the second quarter of 1996 and more than offset the effect of the census decline. These increases resulting from the effective rate increase and increased ancillary utilization were offset in part by a decrease in the amount of favorable prior year cost settlements recorded in 1997 as compared to 1996. During the three month period ended June 30, 1997, favorable prior year settlements of $49,000 were recorded as compared to $348,000 in the three months ended June 30, 1996.

         Second quarter 1997 operating expenses increased approximately $541,000 (or 6%) as compared to the same period in 1996. As a percentage of revenue, operating expenses increased to 80% of revenue in the second quarter of 1997 from 79% of revenue in the second quarter of 1996. Salaries and benefits increased $144,000 (or 2.3%) as a result of normal wage increases. As a result of a shortage of certified nursing assistants in the state of Maryland, nursing agency usage increased $61,000 in the second quarter of 1997 versus the second quarter of 1996. Total nursing costs, as a result, are $3.08 per patient day higher in the second quarter of 1997 as compared to the same period in 1996.

         Another factor contributing to the operating expense increase and the decrease in profitability was increased ancillary expenses due to the higher acuity levels of the residents along with increased utilization. As compared to the second quarter of 1996, a greater percentage of ancillaries are being utilized by the Medicaid population in the facilities and are not reimbursed under the Medicaid programs. On a gross revenue basis, Medicaid ancillaries in the second quarter of 1997 accounted for 20% of the total as compared to 17% during the same period in 1996. On a per patient day basis, there was an increase in Medicaid utilization of approximately $3 per day. The effect of this is a revenue decline of approximately $220,000.

         General and administrative expenses for the second quarter of 1997 increased $47,000 as compared to the same period in 1996. This was largely the result of increases in professional and consulting fees.


        Six Months Ended June 30, 1997 vs. Six Months Ended June 30, 1996

         Patient revenues for the Fund's seven operating partnerships increased approximately $1,005,000 (or 4%) for the six months ended June 30, 1997 versus the same period in 1996. Approximately $1,046,000 of the increase was attributable to rate increases which resulted in an effective rate increase of 7% from the corresponding prior year period. Also contributing to the increase in patient revenues was an increase in ancillary revenue of $303,000 for the first six months ended June 30, 1997 as compared to the same period in 1996. Total occupancy for the first six months of 1997 decreased to 92.5% of total patient days in 1997 as compared to 94.0% for the first six months of 1996. However, Medicare census increased to 9.7% of total patient days in 1997 as compared to 9.2% in 1996. These increases were offset by a decrease in prior year cost report settlements of $344,000 in 1997.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Results of Operations (continued)

         Operating expenses for the first six months of 1997 increased approximately $911,000 (or 5%) versus the same period in 1996. As a percentage of revenue, operating expenses increased to 81% of revenue in the first six months of 1997 as compared to 80% of revenue in 1996. Salaries and benefits increased $299,000 (or 2.4%) as a result of normal salary increases. As a result of the shortage in certified nursing assistants, nursing agency usage increased $103,000 in 1997 versus 1996. Total nursing costs, as a result, are $1.98 per patient higher in 1997 versus 1996.

         Another factor contributing to the operating expense increase and the decrease in profitability was increased ancillary expense due to the higher acuity levels of the residents along with increased utilization. As compared to the first six months of 1996, a greater percentage of ancillaries are being utilized by the Medicaid population in the facilities and are not reimbursed under the Medicaid programs. On a gross revenue basis, Medicaid ancillaries in the first half of 1997 accounted for 19% of the total as compared to 17% during the same period in 1996. On a per patient day basis, there was an increase in Medicaid utilization of approximately $3 per day. The effect of this is a revenue decline of approximately $417,000.

         General and administrative expenses for the first six months of 1997 increased $116,000 as compared to the first six months of 1996. This was primarily a result of increased professional and consulting fees.

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


                                MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                               LIMITED PARTNERSHIP




DATE:    8/13/97                 By:             /s/ John M.  Prugh
                                         John M. Prugh
                                         President and Director
                                         Brown-Healthcare, Inc.
                                         Administrative General Partner




DATE:    8/13/97                 By:           /s/ Timothy M.  Gisriel
                                         Timothy M. Gisriel
                                         Treasurer
                                         Brown-Healthcare, Inc.
                                         Administrative General Partner