Form 10-Q
period 1997-09-30
MERIDIAN HEALTHCARE GROWTH & INCOME FUND LTD PARTNERSHIP
filed 1997-11-12
CIK 826682

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

For the quarterly period ended  September 30, 1997

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to


For Quarter Ended September 30, 1997     Commission file number   000-17596

                 Meridian Healthcare Growth and Income Fund Limited Partnership
                      (Exact Name of Registrant as Specified in its Charter)


   Delaware                                                         52-1549486
(State or Other Jurisdiction of                                (I.R.S. Employer
Incorporation or Organization)                           Identification Number)



  225 East Redwood Street, Baltimore, Maryland                          21202
(Address of Principal Executive Offices)                             (Zip Code)

        Registrant's Telephone Number, Including Area Code:     (410) 727-4083

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

MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands)

                                                               September 30,   December 31,
                                                                   1997            1996
Assets
Current Assets
 Cash and cash equivalents                                    $       2,156   $      3,962
 Accounts receivable, net                                             6,672          6,429
 Estimated third-party payor settlements                                214            105
 Prepaid expenses                                                       703            514
   Total current assets                                               9,745         11,010

Property and equipment, net of accumulated depreciation              35,095         35,680

Other assets
 Goodwill, net                                                        5,300          5,490
 Loan acquisition costs, net                                             26             64
 Other deferred charges                                                   3             11
                                                                      5,329          5,565

   Total assets                                               $      50,169   $     52,255

Liabilities and Partners' Capital
Current liabilities
 Current portion of long-term debt                            $      24,140   $        621
 Accrued compensation and related costs                               1,638          2,415
 Accounts payable and other accrued expenses                          2,219          2,147
 Estimated third  party payor settlements                             3,885          2,958
   Total current liabilities                                         31,882          8,141

Deferred management fee payable                                         801            770
Loan payable to the Development General Partner                       1,022            984
Line of credit borrowings                                               -            1,000
Long-term debt                                                          -           23,971
                                                                      1,823         26,725

Partners' capital
 General partners                                                      (153)          (143)
 Assignee limited partners; 1,540,040
  units issued and outstanding                                       16,617         17,532
   Total partners' capital                                           16,464         17,389

   Total liabilities and
    partners' capital                                         $      50,169   $     52,255


See accompanying notes to financial statements

MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
Consolidated Statements of Earnings
(Unaudited)
(Dollars in thousands except per unit amounts)

                                                                   Three Months Ended              Nine Months Ended

                                                              September 30,   September 30,   September 30,   September 30,
                                                                  1997            1996            1997            1996


Revenues
 Medicaid and Medicare patients                              $       9,863   $       9,391   $      28,523   $      26,936
 Private patients                                                    2,718           2,661           8,234           8,311
 Investment and other income                                            77              70             235             261
                                                                    12,658          12,122          36,992          35,508

Expenses
 Operating, including $1,626,  $1,476,
  $5,014 and $3,825 to related parties                               9,873           9,684          29,541          28,443
 Management and administration fees
  to related parties                                                   814             781           2,375           2,290
 General and administrative                                            159             278             510             511
 Depreciation and amortization                                         498             515           1,483           1,480
 Interest expenses                                                     505             554           1,529           1,597
                                                                    11,849          11,812          35,438          34,321

Net earnings                                                 $         809   $         310   $       1,554   $       1,187




Net earnings per unit of assignee
 limited partnership interest                                $        0.52   $        0.20   $        1.00   $        0.76



See accompanying notes to financial statements

MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
      Consolidated  Statements of Partners' Capital
  For the Nine Months Ended September 30, 1997 and 1996
                       (Unaudited)
                   Dollars in thousands

                                                                        Assignee
                                                             General    Limited
                                                             Partners   Partners    Total



Balance at December 31, 1996                                $   (143)  $ 17,532   $ 17,389

Net earnings                                                      16      1,538      1,554

Distributions to partners                                        (25)    (2,454)    (2,479)

Balance at September 30, 1997                               $   (153)  $ 16,617   $ 16,464





Balance at December 31, 1995                                $   (127)  $ 19,100   $ 18,973

Net earnings                                                      12      1,175      1,187

Distributions to partners                                        (25)    (2,454)    (2,479)

Balance at September 30, 1996                               $   (140)  $ 17,821   $ 17,681

      See accompanying notes to financial statements

MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMTIED PARTNERSHIP
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30,
(Unaudited)
(Dollars in thousands)

                                                                 1997       1996

Cash flows from operating activities
 Net earnings                                                 $  1,554   $  1,187
 Adjustments to reconcile net earnings to net
  cash provided by operating activities
   Depreciation and amortization                                 1,483      1,480
   Minority interest in net earnings of operating
    partnerships                                                    18         14
   Increase in loan payable to Development General Partner          38         39
   Increase in deferred management fee payable                      31         32
   Change in other assets and liabilities
    Accounts receivable                                           (261)      (698)
    Estimated third-party payor settlements                        818      2,568
    Prepaid expenses                                              (189)      (110)
    Accrued compensation and related costs                        (777)        (2)
    Accounts payable and other accrued expenses                     72       (461)

Net cash provided by operating activities                        2,787      4,049

Cash flows from investing activities-
 additions to property and equipment                              (662)      (296)


Cash flows from financing activities
 Line of credit borrowings                                         -        1,100
 Repayment of line of credit borrowings                         (1,000)      (200)
 Repayment of long-term debt                                      (452)      (412)
 Distributions to partners                                      (2,479)    (2,479)

Net cash used in financing activities                           (3,931)    (1,991)

Net increase (decrease) in cash and cash equivalents            (1,806)     1,762
Cash and cash equivalents
 Beginning of period                                             3,962      1,539

 End of period                                                $  2,156   $  3,301

See accompanying notes to financial statements

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                               September 30, 1997
                                   (Unaudited)


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

     Transactions with these related parties for the three months ended September 30, 1997 and 1996 are as follows:

                                                                       1997                  1996

         Management and administration fees                     $ 814,000               $ 781,000
         Drug and medical supplies purchases                      461,000                 649,000
         Nursing and rehabilitation services                    1,165,000                 826,000
         Interest expense on borrowings                            23,000                  24,000

Loans outstanding under an arrangement with the Development General Partner to fund operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers were $1,022,000 at September 30, 1997 and $984,000 at December 31, 1996.


NOTE 3 - DEBT

At December 31, 1996, the Randallstown facility failed to meet the required ratio of cash flow to debt service. Effective March 14, 1997, the lender agreed under a Limited Forbearance Agreement to refrain and forbear temporarily from exercising and enforcing any of its remedies for a period of time ending on and including May 15, 1997. The agreement provides that should Randallstown not meet all its covenants for the quarter ended March 31, 1997, the lender shall require that certain partnerships and/or the Fund become either joint and several co-obligors or guarantors of Randallstown's obligation, note and loan. The Randallstown facility did not meet the required ratio of cash flow to debt service at March 31, 1997. On July 2, 1997 under the terms of the agreement, Caton Manor Meridian Limited Partnership, Frederick Meridian Limited Partnership, and Hamilton Meridian

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                               September 30, 1997
                                   (Unaudited)

NOTE 3 - DEBT  (continued)

Limited Partnership jointly and severally guaranteed Randallstown's obligation and secured such guaranty with an indemnity deed of trust lien on their respective facilities and properties.

Effective June 30, 1997, an amendment to the Limited Forbearance Agreement was signed which requires Caton Manor Meridian Limited Partnership, Frederick Meridian Limited Partnership, Hamilton Meridian Limited Partnership and Randallstown Meridian Limited Partnership to maintain a combined Debt Service Coverage Ratio of 1.7 to 1.0. At September 30, 1997 the Fund was in compliance with this debt covenants.


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

         As previously discussed, the Randallstown facility did not meet its required ratio of cash flow to debt service and on July 2, 1997 executed an amendment to the Limited Forbearance Agreement effective June 30, 1997. This agreement requires that Caton Manor Meridian Limited Partnership, Frederick Meridian Limited Partnership and Hamilton Meridian Limited Partnership jointly and severally guarantee Randallstown's obligation and secure such guaranty with an indemnity deed of trust lien on their respective facilities and properties and maintain a Debt Service Coverage Ratio of 1.7 to 1.0. At September 30, 1997 the Fund was in compliance with its debt covenants.

         The Fund's long-term debt is scheduled to mature February 28, 1998. As a result of this maturity date being less than one year from the end of the current reporting period, the Fund has classified the balance of this debt, $24,140,000, as a current liability on its September 30, 1997 balance sheet. The Fund is currently considering several financial options for the repayment of the loan balances.

         On July 29, 1996, the Fund modified its revolving credit facility ("The Facility") by increasing the maximum amount to $4,000,000 and extending the maturity date until February 28, 1998. The Facility is designated for working capital needs and issuance of letters of credit. The Facility is primarily secured by the accounts receivable of the Fund. Any outstanding cash borrowings under the Facility bear interest at LIBOR plus 1.75%. At September 30, 1997, there were no outstanding borrowings under this Facility. The Fund is currently considering options to replace this credit facility.

         On November 13, 1997, the Fund made a cash distribution of $826,410 to its assignee limited partners, which was funded from nursing center operations generated during the third quarter of 1997 after payment of approximately $81,000 of upper tier expenses. In addition to funding the current distribution and third quarter upper tier expenses, third quarter income was sufficient to reimburse reserves $176,247, which had been utilized to fund a portion of the first half 1997 distributions. Through the third quarter of 1997, nursing center operations generated sufficient income to fund approximately 81% of the total distributions after payment of upper tier expenses of $226,000.

         While future distributions will remain dependent on the operating performance of the properties, Fund management expects distributions will remain at current levels. Fourth quarter operating results are expected to be in line with the improved performance reflected in the third quarter and as a result, we expect next quarter's income to fully fund the distribution to partners.


Results of Operations

Three Months Ended  September 30, 1997 vs. Three Months Ended September 30, 1996

         The Fund's patient revenues increased by approximately $529,000 (or 4%) for the three months ended September 30, 1997 as compared to the same period for 1996. This increase was primarily the result of effective rate increases. Effective July 1, 1997, the four Fund facilities in the State of Maryland received rate increases of 5%-6% compared to Medicaid rate increases of approximately 2.5% on July 1, 1996. Medicaid census in those four facilities increased slightly in the three months ended September 30, 1997 as compared to the same period in 1996 (43 days). The acuity level of those residents has also increased. The average private rate increased by approximately $9.71 per day in the third quarter of 1997 as compared to the same period of 1996 accounting for approximately $212,000 of the effective rate increase. Private census was 1,174 days lower in the third quarter of 1997 versus the third quarter of 1996; however, there was a shift in census towards facilities with overall higher

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



Results of Operations (continued)

private room rates. The remainder of the effective rate increase occurred in the Medicare area. Although Medicare census decreased to 9.7% of total census in the three months ended September 30, 1997 as compared to 10.2% of total census in the comparable period in the prior year, the acuity level of those residents has increased. These favorable variances were offset in part by a decrease of approximately $205,000 in prior year third party cost report settlements in 1997 as compared to 1996 as well as a decrease in Medicare ancillaries due to the decrease in Medicare census.

         Operating expenses for the three months ended September 30, 1997 increased by approximately $189,000 (or 2%) as compared to the same period in the prior year; however, operating expenses as a percentage of revenue declined to 78% in 1997 as compared to 80% in 1996. This decrease was largely a result of improved cost control and in response to the census decline. Salaries and wages increased by approximately $151,000 (or 2.8%) due to normal wage increases as well as the use of special weekend incentive programs at the Randallstown facility in an effort to decrease agency usage. Agency usage was approximately $17,000 higher in the third quarter of 1997 versus 1996; however, this represented a decrease from prior quarters. The remainder of the variance was due to expected cost increases as well as increased benefits in response to the increased salaries.

         General and administrative expenses decreased approximately $119,000 due primarily to a decrease in professional and consulting fees in the third quarter of 1997 versus the comparable period in 1996. Additionally, the third quarter of 1996 includes a reclassification of expenses which resulted in that quarters expenses being higher than normal by approximately $70,000.

         Interest expense in the third quarter of 1997 versus 1996 decreased by $49,000 as a result of the pay down of the line of credit borrowings in April, 1997.


 Nine Months Ended September 30, 1997 vs. Nine Months Ended September 30, 1996

         Patient revenues for the Fund's seven operating partnerships increased $1,510,000 (or 4%) for the nine months ended September 30, 1997 as compared to the same period in 1996. The primary reason for the revenue growth was effective rate increases, including $1,170,000 relating to Medicaid residents. Effective July 1, 1997, the four Maryland facilities received Medicaid rate increases of 5-6% as compared to approximately 2.5% on July 1, 1996. Also contributing to this Medicaid increase was a shift to higher acuity Medicaid residents at the facilities. The remainder of the rate increase occurred in Medicare where there has also been a shift to a higher acuity resident. Additionally, ancillary usage increased in 1997 versus the comparable period in 1996. Although total census decreased by 5,281 days, Medicare census was 473 days higher in the first nine months of 1997 versus the same period in 1996. Partially offsetting these favorable variances was a decrease of approximately $467,000 in prior year third party cost report settlements.

         Operating expenses for the nine months ended September 30, 1997 increased approximately $1,098,000 (or 4%) as compared to the nine months ended September 30, 1996. As a percentage of total revenue, operating expenses remained consistent at 80% of revenue. Salaries and wages increased approximately $537,000 (or 3%) in the first three quarters of 1997 compared to the same time period in 1996 due to normal rate increases. As a result of a shortage in certified nursing assistants in the State of Maryland, nursing agency usage increased approximately $121,000 in 1997 versus 1996. Total nursing costs, as a result, are $1.76 per day higher in 1997 as compared to 1996.
         Another factor contributing to the operating expense increase was higher ancillary utilization in the first nine months of 1997 versus 1996. This was partially a result of the increased Medicare census in 1997 as well as an increase in the utilization of ancillaries by Medicaid residents. As compared to 1996, a greater percentage of ancillaries are being utilized by the Medicaid population and are not reimbursed under the Medicaid programs. On a per patient day basis, Medicaid ancillary utilization is $2.30 higher in 1997 than in 1996.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of Operations (continued)

         Interest expense for the nine months ended September 30, 1997 decreased by approximately $68,000 versus the same expense in 1996. This was due to a decreased use of the line of credit borrowings. All line of credit borrowings were paid off in full in April of 1997.

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


                                MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                               LIMITED PARTNERSHIP




DATE:    11/11/97                 By:             /s/ John M.  Prugh
                                         John M. Prugh
                                         President and Director
                                         Brown-Healthcare, Inc.
                                         Administrative General Partner




DATE:    11/11/97                 By:           /s/ Timothy M.  Gisriel
                                         Timothy M. Gisriel
                                         Treasurer
                                         Brown-Healthcare, Inc.
                                         Administrative General Partner