Form 10-K
period 1997-12-31
MERIDIAN HEALTHCARE GROWTH & INCOME FUND LTD PARTNERSHIP
filed 1998-03-27
CIK 826682

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION

                                              Washington, D.C. 20549


                                                     FORM 10-K

     (Mark One)
     { X }  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 (FEE REQUIRED)

                                   For the fiscal year ended December 31, 1997

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

  As of December 31, 1997, there were 1,538,800 Units of Assignee Limited Partnership Interests held by non-affiliates of the Registrant. Because there is not an established public trading market for the Units, the aggregate market value of the Units held by non-affiliates of the Registrant cannot be calculated.

                                        Documents Incorporated by Reference

  The Annual Report for 1997 is incorporated by reference.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP



                                                       INDEX


                                                                                                  Page (s)

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS                                                3

Part I.

         Item 1.    Business                                                                           4-5
         Item 2.    Properties                                                                         5-7
         Item 3.    Legal Proceedings                                                                    7
         Item 4.    Submission of Matters to a Vote of Security Holders                                  7


Part II.

         Item 5.    Market for Registrant's Common Equity and Related
                           Stockholder Matters                                                         7-8
         Item 6.    Selected Financial Data                                                              8
         Item 7.    Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                        9-10
         Item 8.    Financial Statements and Supplementary Data                                         11
         Item 9.    Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure                                          11


Part III.

         Item 10.   Directors and Executive Officers of Registrant                                   11-13
         Item 11.   Executive Compensation                                                              13
         Item 12.   Security Ownership of Certain Beneficial Owners
                           and Management                                                               13
         Item 13.   Certain Relationships and Related Transactions                                      14


Part IV.

         Item 14.   Exhibits, Financial Statement Schedules and
                           Reports on Form 8-K                                                       14-16

                           Signatures                                                                17-18



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

         Pursuant to the Registration Statement, a maximum of 1,540,000 assignee units of limited partnership interests ("Units") were registered under the Securities and Exchange Act of 1933, as amended. During 1988 all 1,540,000 Units were sold, and the Fund's net proceeds available for investment aggregated $31,878,000 (gross proceeds of $38,500,000 less public offering expenses and acquisition fees of $6,622,000). The Assignor Limited Partner also aquired 40 units of limited partnership interests in 1988.

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

         The nursing centers owned by the operating partnerships are managed by and purchase drugs, medical supplies and agency nursing and rehabilitation services from affiliates of the Development General Partner. (See Note 3, "Related Party Transactions" in Item 8. Financial Statements and Supplementary Data, herein.)

     On November 30, 1993, Genesis Health Ventures, Inc. ("Genesis") acquired substantially all of the assets of Meridian Inc., Meridian Healthcare, Inc. and their affiliated entities, including all of the stock of the Development General Partner. See Item 10. Directors and Executive Officers of Registrant, herein.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

         The Fund's sole business is its investment in partnerships which own and operate nursing centers that are healthcare facilities licensed by individual states to provide long-term healthcare within guidelines established by the appropriate state health agencies and as directed by each patient's physician. Healthcare and related services from private pay and Medicaid and Medicare patients accounted for approximately 99% of revenues during each of the years in the three-year period ended December 31, 1997.

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


Item 2.  Properties

         The Fund owns Operating Partnership Interests in operating partnerships that own four nursing facilities in the State of Maryland, two nursing facilities in the State of North Carolina, and one nursing facility in New Jersey.
The Facilities are described below:





                                                    Property & Equipment    Patient
                                                    (before depreciation)  Revenues
                                                    at December 31, 1997     1997

Name, Location and Description                              (Dollars in thousands)

Facility 1.   Hamilton                                      $ 4,579        $ 4,269
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


Facility 2.  Randallstown                                    10,607           9,288
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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                                                 Property & Equipment       Patient
                                                 (before depreciation)     Revenues
                                                 at December 31, 1997         1997
Name, Location and Description                             (Dollars in thousands)

Facility 3.   Caton Manor                              $ 7,353             $ 7,160
3330 Wilkens Avenue
Baltimore City,
Maryland

A 184-bed nursing facility located on 0.92 acres, constructed in 1972 consisting of an "L" shaped four-story plus basement masonry structure containing a total of 48,660 square feet. All 184 beds are comprehensive care beds of which 20 are Medicare-certified. All rooms are semi-private.


Facility 4.  Frederick                                   7,087               7,422
(Collegeview)
400 North Avenue
Frederick,
Maryland

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



Facility 5.  Mooresville                                 5,803               6,667
550 Glenwood Road
Mooresville,
North Carolina

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


Facility  6.  Salisbury                                  5,659               7,221
710 Julian Road
Salisbury,
North Carolina

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


         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                                                 Property & Equipment       Patient
                                                 (before depreciation)     Revenues
                                                 at December 31, 1997         1997
Name, Location and Description                             (Dollars in thousands)

Facility 7.  Woodlands                                 $ 8,156             $ 7,230
1400 Woodland Avenue
Plainfield,
New Jersey

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


                                                       $49,244             $49,257


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

         As of December 31, 1997, there were 1,799 holders of Units of the registrant, owning an aggregate of 1,540,040 Units, including 40 Units held by the Assignor Limited Partner. The Fund made four quarterly distributions totaling approximately $3,306,000 in each of the years in the three-year period ended December 31, 1997. See Note 5, "Distributions to Partners and Allocation of Net Income", in Item 8. Financial Statements and Supplementary Data, herein.

Item 6.  Selected Financial Data
                                                           Years Ended December 31,
                                               1997           1996        1995         1994         1993
                                                  (Dollars in thousands - except per Unit amounts)
Statement of Income Data

Net revenue                                   $49,568        $47,885     $45,398      $42,852      $38,524
Operating income before capital costs**         6,286          5,735       5,937        6,834        5,752
Net income                                      2,268          1,722       1,891        2,903        1,842

Net income per assignee Unit-basic          $    1.46      $    1.12   $    1.23    $    1.88    $    1.20


Operating Data

Payor mix (as a percent of revenue):
     Medicaid and Medicare                        77%            77%         75%          75%          72%
     Private                                      23%            23%         25%          25%          28%

Occupancy percentage                            93.2%          94.3%       94.8%        94.4%        95.8%

Patient Days Available                        429,000        431,000     430,000      433,000      433,000


Balance Sheet Data

Total assets                                  $49,707        $52,255     $51,107      $52,494      $50,580
Property and equipment, net of
     accumulated depreciation                  34,839         35,680      36,625       37,714       38,761
Long-term debt, including loan
     payable to Development General
     Partner, less current portion             24,363         25,955      25,528       25,797       26,217
Partners' capital                              16,351         17,389      18,973       20,388       20,791

Cash distributions paid per Unit:
     from operations                            $2.12       $   2.12    $   1.88     $   2.12     $   1.89
     from return of capital                      -              -            .24         -             .23

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

     On March 3, 1998, the Fund entered into a renewal commitment with a bank to refinance all of the existing indebtedness. Under the terms of the refinancing, the mortgages will mature on February 28, 2000 and will bear interest at LIBOR plus 1.55%. The refinancing will also extend the line of credit commitment until February 28, 2000. The Fund has a $4,000,000 line of credit which is designated for working capital needs and is primarily secured by the accounts receivable of the Fund. At December 31, 1997, there were no outstanding borrowings under this line of credit.

     Between 1988 and 1989 the Development General Partner loaned the Fund $597,000 to support operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers during each center's first two years of operation. Loans outstanding under this arrangement, including accumulated interest from inception of the loan at 9% per annum, were $1,035,000 at December 31, 1997. The Fund is obligated to repay these loans when certain specified financial criteria are met, the most significant of which is the payment of a preferred return to the assignee limited partners as defined in the Fund's partnership agreement.

     On February 13, 1998, the Fund made a cash distribution of $826,410 to its assignee limited partners, which was funded from nursing center operations generated during the fourth quarter of 1997 after payment of approximately $72,000 of upper tier expenses. During 1997, nursing center operations generated approximately 89% of the total distributions after payments for capital improvements, long term debt principal reduction and upper tier expenses.

     Based on a preliminary review of the 1998 operating budget, operating results are projected to improve over 1997 results. Distributions to partners are expected to remain at current levels and operating cash flow is expected to completely fund the distributions. The major challenge to the Fund in the foreseeable future is to control operating expenses while maximizing revenues through strategic admissions policies.

Results of Operations

                                      December 31, 1997 vs. December 31, 1996

     Patient revenues for the Fund's seven operating partnerships increased by approximately $1,712,000 (or 3.6%) for the year ended December 31, 1997 as compared to the year ended December 31, 1996. The increase is primarily attributable to increased room rates which resulted from an effective rate increase of 6% (or $1,767,000), of which $1,466,000 relates to Medicaid residents. Effective July 1, 1997, the four Maryland facilities received Medicaid increases of 5%- 6% as compared to approximately 2.5% on July 1, 1996. Also contributing to the Medicaid increase was a shift to higher acuity Medicaid residents at the facilities. The remaining rate increase of approximately $296,000 was generated equally by Medicare and private payor classes. Among Medicare patients, there has been a shift to a higher acuity resident, while there has been a shift in the census mix of private payors to facilities with higher base private rates. Additionally, ancillary usage increased in 1997 versus 1996. Partially offsetting these favorable variances was a decrease of approximately $252,000 in prior year third party cost report settlements.

Profitability for the Fund increased approximately $546,000 (or 32%) to $2,268,000 in 1997 as compared to $1,722,000 in 1996. Operating expenses as a percentage of revenues remained consistent at 80% of revenue. Salaries, wages and benefits increased approximately $462,000 (or 2%) during 1997 versus 1996 due to inflationary wage increases. As a result of the shortage in certified nursing assistants in the State of Maryland, nursing agency usage increased approximately $109,000 in 1997 as compared to the prior year.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

Item 7. Management's Discussion and Analysis of Financial Condition
             and Results of Operations

Results of Operations (continued)

     Another factor contributing to the operating expense increase was higher ancillary utilization in 1997 as compared to the prior year. This increase was a result of the higher acuity residents in the facilities as well as increased utilization by the Medicaid population. On a per patient day basis, Medicaid ancillary utilization is $1.98 higher in 1997 than in 1996.

     Interest expense decreased $113,000 in 1997 as compared to 1996. This decrease is primarily due to line of credit borrowings that were repaid in full in April, 1997.

                                   December 31, 1996 vs. December 31, 1995

     Patient revenues for the Fund's seven operating partnerships increased by approximately $2,572,000 (or 6%) for the year ended December 31, 1996 as compared to the year ended December 31, 1995. The increase is primarily attributable to increased Medicare census as well as increased room rates which resulted in an effective rate increase of 4.1% (or $1,592,000) over 1995. Continued efforts in Medicare maximization resulted in an increase of the Medicare population in the seven facilities from 8.6% of total patient days for 1995 to 9.8% of total patient days in 1996. As a result, ancillary consumption increased by $847,000 in 1996 as compared to 1995. In addition, revenues were further increased by recognition of retroactive cost settlement adjustments that were $366,000 higher than those recognized in 1995. These positive variances in revenue were offset by an overall census decline of 1,806 patient days in 1996 as compared to 1995 which accounted for a negative variance in revenue of $233,000.
Private census also declined in 1996 when compared to 1995.

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

     Also contributing to the decline in profitability was an increase of $172,000 (or 34%) in general and administrative expenses in 1996 as compared to 1995. The majority of this increase was due to higher professional and consulting costs incurred during 1996.

     Interest  expense   decreased  $84,000  (or  3.8%)  in  1996  versus  1995.
Approximately $5.7 million of the Fund's debt bears interest at floating rates which were, on average, lower in 1996 than in 1995.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


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

The Development General Partner

     Meridian Healthcare Investments, Inc., the Development General Partner, is a Maryland corporation. On November 30, 1993, Genesis acquired substantially all the assets of Meridian, Inc., Meridian Healthcare (" MHC") and their affiliated entities, including all the stock of the Fund's Development General Partner. As part of the acquisition, MHC, the manager of the Fund's seven nursing centers, continues to operate the facilities pursuant to management agreements. Since completion of the Meridian transaction, Genesis operates 320 geriatric care facilities (78 wholly owned, 116 jointly owned, 32 leased and 94 managed, which includes 51 centers managed by an unconsolidated affiliate). The five geographic markets that Genesis principally serves are: New England Region (Massachusetts/Connecticut/New Hampshire); Mid-Atlantic Region (Greater Philadelphia/Delaware Valley); Chesapeake Region (Southern Delaware, Eastern Shore of Maryland; Baltimore, Maryland/Washington D.C./Virginia); Southern Region (Central Florida/North Carolina); and Allegheny Region (Western Pennsylvania/West Virginia, Ohio, Illinois and Wisconsin).

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP



Item 10.  Directors and Executive Officers of Registrant (continued)

The Development General Partner (continued)

     The following individuals are the directors and principal officers of Meridian Healthcare Investments, Inc.:

     Michael R. Walker, age 49, is President and a Director of the Development General Partner and is a co-founder of Genesis and has served as Chairman and Chief Executive Officer of Genesis since its inception in 1985. In 1998, Mr. Walker became the Chairman of the Board of Trustees of ElderTrustsm, a healthcare related real estate investment trust. In 1981, Mr. Walker co-founded Health Group Care Centers ("HGCC"). At HGCC, he served as Chief Financial Officer and, later, as President and Chief Operating Officer. Prior to its sale in 1985, HGCC operated nursing homes with 4,500 nursing beds in 12 states. From 1978 to 1981, Mr. Walker was the Vice President and Treasurer of AID Healthcare Centers, Inc. ("AID"). AID, which owned and operated 20 nursing centers, was co-founded in 1977 by Mr. Walker as the nursing home division of Hospital
Affiliates International ("HAI"). Mr. Walker holds a Master of Business Administration degree from Temple University and a Bachelor of Arts in Business Administration from Franklin and Marshall College. Mr. Walker serves on the Board of Directors of Renal Treatment Centers, Inc. and the Board of Trustees of Universal Health Realty and Income Trust.

     Richard R. Howard, age 49, is a Director of the Development General Partner and has served as a Director of Genesis since its inception in 1985 and as President since June, 1986. From June, 1986 through March, 1997, Mr. Howard served as President and Chief Operating Officer of Genesis. He joined Genesis in September, 1985 as Vice President of Development. Mr. Howard's background in healthcare includes two years as the Chief Financial Officer of HGCC. Mr. Howard's experience also includes over ten years with Fidelity Bank, Philadelphia, Pennsylvania and one year with Equibank, Pittsburgh, Pennsylvania. Mr. Howard is a graduate of the Wharton School, University of Pennsylvania, where he received a Bachelor of Science degree in Economics in 1971.

     George V. Hager, Jr., age 42, is Vice President and Treasurer of the Development General Partner and is Senior Vice President and Chief Financial Officer of Genesis. Mr. Hager was previously partner in charge of the healthcare practice for KPMG Peat Marwick LLP in the Philadelphia office. Mr. Hager began his career at KPMG Peat Marwick LLP in 1979 and has over fifteen years of experience in the healthcare industry. Mr. Hager received a Bachelor of Arts degree in Economics from Dickinson College in 1978 and a Master of Business Administration degree from Rutgers Graduate School of Management. He is a certified public accountant and a member of the AICPA and PICPA.

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

     The following individuals are the directors and principal officers of the Administrative General Partner:

     John M. Prugh, age 49, has been a Director and President of the Administrative General Partner since 1988, and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1984. Mr. Prugh graduated from Gettysburg College in 1970, and was designated a Certified Property Manager by the Institute of Real Estate Management in 1979. He has worked in property management for H. G. Smithy Co., in Washington, D.C., and Dreyfuss Bros., Inc. in Bethesda, Maryland. Since 1977, Mr. Prugh has been involved in managing, administering, developing and selling real estate investment projects sponsored by Alex. Brown Realty, Inc. and its subsidiaries.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

Administrative General Partner (continued)

     Peter E. Bancroft, age 45, has been a Director and Vice President of the Administrative General Partner since 1988 and a Senior Vice President of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1983. Mr. Bancroft graduated from Amherst College in 1974, attended the University of Edinburgh, and received a J.D. degree from the University of Virginia School of Law in 1979. Prior to joining Alex. Brown Realty, Inc. in 1983, Mr. Bancroft held legal positions with Venable, Baetjer and Howard and T. Rowe Price Associates, Inc.

     Terry F. Hall, age 51, has been the Secretary of the Administrative General Partner and a Vice President and Secretary of, and Legal Counsel for, Alex. Brown Realty, Inc. since 1989. Mr. Hall graduated from the University of
Nebraska-Lincoln in 1968, and received a J.D. degree from the University of Pennsylvania Law School in 1973. Prior to joining Alex. Brown Realty, Inc. in 1986, Mr. Hall was a Partner at the law firm of Venable, Baetjer and Howard from 1981 to 1986 and an associate at the same firm from 1973 to 1981.

     Timothy M. Gisriel, age 41, has been the Treasurer of the Administrative General Partner and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1990. He was Controller of Alex. Brown Realty, Inc. and Armata Financial Corp. from 1984 through 1990. Mr. Gisriel graduated from Loyola College in 1978 and received his Masters of Business Administration degree from the Robert G. Merrick School of Business, University of Baltimore. Prior to joining Alex. Brown Realty, Inc. in 1984, Mr. Gisriel was an audit supervisor in the Baltimore office of Coopers & Lybrand. He is a Maryland Certified Public Accountant.

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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


Item 13.  Certain Relationships and Related Transactions

     The General Partners and their affiliates have and are permitted to engage in transactions with the Fund. For a summarization of fees paid during 1997, 1996 and 1995, and to be paid to the General Partners and their affiliates at December 31, 1997, see Note 3, "Related Party Transactions" in Item 8. Financial Statements, herein.




                                                      PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) 1. Financial Statements: see Index to Financial Statements and Supplementary Data in Item 8 on Page 11.

         2. Financial Statement Schedules: Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1997, 1996 and 1995. All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         3.  Exhibits:

             (3, 4) Limited Partnership Agreement on pages 1 through 41 of Exhibit A to the Fund's Prospectus, and the Fund's Registration Statement on Form S-1 (File No. 33-19277) included herein by reference.

             (13)   Annual Report for 1997.

     (b) Reports on Form 8-K:   None.

Meridian Healthcare Growth and Income Fund Limited Partnership
Independent Auditors' Report

To the Partners of Meridian Healthcare Growth and Income
Fund Limited Partnership

Under date of February 6, 1998, except for paragraph 2 of note 4 which is as of March 3, 1998, we reported on the consolidated balance sheets of Meridian Healthcare Growth and Income Fund Limited Partnership as of December 31, 1997 and 1996, and the related consolidated statements of earnings, partners' capital (deficit) and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the annual report on Form 10K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Form 10K. This consolidated financial statement schedule is the responsibility of the Fund's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits. In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                      KPMG PEAT MARWICK LLP

Philadelphia, Pennsylvania
February 6, 1998

Meridian Healthcare Growth and Income Fund Limited Partnership
Valuation and Qualifying Accounts
Years Ended December 31, 1997, 1996 and 1995
    (Dollars in Thousands)

          Schedule II

                                   Balance at Beginning  Charged to              Balance at End
          Description                  of Period         Operations  Deductions(1)  of Period

Year Ended December 31, 1997              $551              351         (389)         $513
Allowance for Doubtful Accounts

Year Ended December 31, 1996              $440              376         (265)         $551
Allowance for Doubtful Accounts

Year Ended December 31, 1995              $313              375         (248)         $440
Allowance for Doubtful Accounts

(1) - Represents amounts written off as uncollectible.

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


                                         MERIDIAN HEALTHCARE GROWTH AND INCOME
                                             FUND LIMITED PARTNERSHIP


DATE:   3/24/98                          BY:   /s/  John M. Prugh
                                         John M. Prugh
                                         President and Director
                                         Brown-Healthcare, Inc.
                                         Administrative General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed by the following in the capacities and on the dates indicated.




DATE:    3/24/98                         By:    /s/  John M. Prugh
                                         John M. Prugh
                                         President and Director
                                         Brown-Healthcare, Inc.
                                         Administrative General Partner


DATE:    3/24/98                         By:   /s/  Peter E. Bancroft
                                         Peter E. Bancroft
                                         Vice President and Director
                                         Brown-Healthcare, Inc.
                                         Administrative General Partner


DATE:    3/24/98                         By:   /s/  Terry F. Hall
                                         Terry F. Hall
                                         Secretary
                                         Brown-Healthcare, Inc.
                                         Administrative General Partner


DATE:    3/24/98                         By:  /s/  Timothy M. Gisriel
                                         Timothy M. Gisriel
                                         Treasurer
                                         Brown-Healthcare, Inc.
                                         Administrative General Partner

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

DATE:  3/27/98                           BY:   /s/  Michael R. Walker
                                         Michael R. Walker
                                         President and Director
                                         Meridian Healthcare Investments, Inc.
                                         Development General Partner



DATE:  3/26/98                           BY:   /s/  Richard R. Howard
                                         Richard R. Howard
                                         Director
                                         Meridian Healthcare Investments, Inc.
                                         Development General Partner




DATE:  3/26/98                           BY:   /s/  George V. Hager, Jr.
                                         George V. Hager, Jr.
                                         Vice President and Treasurer
                                         Meridian Healthcare Investments, Inc.
                                         Development General Partner