Form 10-Q
period 1998-03-31
MERIDIAN HEALTHCARE GROWTH & INCOME FUND LTD PARTNERSHIP
filed 1998-05-14
CIK 826682

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


(Mark One)
{ X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 1998

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to


For Quarter Ended     March  31, 1998       Commission file number   000-17596

                 Meridian Healthcare Growth and Income Fund Limited Partnership
                      (Exact Name of Registrant as Specified in its Charter)


                 Delaware                                   52-1549486
         (State or Other Jurisdiction of                 (I.R.S. Employer
         Incorporation or Organization)               Identification Number)



     225 East Redwood Street, Baltimore, Maryland              21202
       (Address of Principal Executive Offices)             (Zip Code)

        Registrant's Telephone Number, Including Area Code:     (410) 727-4083

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

                    Yes     X                             No

                                                       INDEX


                                                                        Page No.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS                      2

Part I.  Financial Information


     Item 1.  Financial Statements

              Consolidated Balance Sheets                                      3
              Consolidated Statements of Operations                            4
              Consolidated Statements of Partners' Capital                     5
              Consolidated Statements of Cash Flows                            6
              Notes to Consolidated Financial Statements                     7-8


     Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations              9-10



Part II.   Other Information


     Item 1. through Item 6.                                                  11

     Signatures                                                               12

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

MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
Consolidated Balance Sheets
(Unaudited)
(Dollars in thousands)

                                                               March 31,   December 31,
                                                                 1998          1997
Assets
Current Assets
 Cash and cash equivalents                                    $   3,373   $      2,275
 Accounts receivable, net                                         6,721          6,437
 Estimated third-party payor settlements                            237            343
 Prepaid expenses and other current assets                          440            565
   Total current assets                                          10,771          9,620

Property and equipment, net of accumulated depreciation          34,528         34,839

Other assets
 Goodwill, net                                                    5,179          5,239
 Loan acquisition costs, net                                         --              9
                                                                  5,179          5,248

   Total assets                                               $  50,478   $     49,707

Liabilities and Partners' Capital
Current liabilities
 Current portion of long-term debt                            $     701   $        707
 Accrued compensation and related costs                             615          1,054
 Accounts payable and other accrued expenses                      2,542          2,186
 Estimated third  party payor settlements                         5,438          4,234
   Total current liabilities                                      9,296          8,181

Deferred management fee payable                                     822            812
Loan payable to the Development General Partner                   1,048          1,035
Long-term debt                                                   23,191         23,328
                                                                 25,061         25,175

Partners' capital
 General partners                                                  (155)          (153)
 Assignee limited partners; 1,540,040
  units issued and outstanding                                   16,276         16,504
   Total partners' capital                                       16,121         16,351

   Total liabilities and
    partners' capital                                         $  50,478   $     49,707


          See accompanying notes to consolidated financial statements

MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
Consolidated Statements of Earnings For the three months ended March 31, (Unaudited) (Dollars in thousands except per unit amounts)

                                                               1998      1997


Revenues
 Medicaid and Medicare patients                              $ 9,604   $ 9,003
 Private patients                                              2,792     2,846
 Investment and other income                                      76       104
                                                              12,472    11,953

Expenses
 Operating, including $1,816 and
  $1,542 to related parties                                    9,873     9,771
 Management and administration fees
  to related parties                                             798       762
 General and administrative                                      180       177
 Depreciation and amortization                                   486       489
 Interest expenses                                               539       518
                                                              11,876    11,717

Net earnings                                                 $   596   $   236




Net earnings per unit of assignee
 limited partnership interest - basic                        $  0.38   $  0.15
 (computed based on 1,540,040 units)

          See accompanying notes to consolidated financial statements

MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
      Consolidated  Statements of Partners' Capital
    For the Three Months Ended March 31, 1998 and 1997
                       (Unaudited)
                   Dollars in thousands

                                                                        Assignee
                                                             General    Limited
                                                             Partners   Partners    Total


Balance at December 31, 1997                                $   (153)  $ 16,504   $16,351

Net earnings                                                       6        590       596

Distributions to partners                                         (8)      (818)     (826)

Balance at March 31, 1998                                   $   (155)  $ 16,276   $16,121





Balance at December 31, 1996                                $   (143)  $ 17,532   $17,389

Net earnings                                                       2        234       236

Distributions to partners                                         (8)      (818)     (826)

Balance at March 31, 1997                                   $   (149)  $ 16,948   $16,799



          See accompanying notes to consolidated financial statements

MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMTIED PARTNERSHIP
Consolidated Statements of Cash Flows
For the Three Months Ended March 31,
(Unaudited)
(Dollars in thousands)

                                                                1998     1997

Cash flows from operating activities
 Net earnings                                                 $  596   $  236
 Adjustments to reconcile net earnings to net
  cash provided by operating activities
   Depreciation and amortization                                 486      489
   Minority interest in net earnings of operating
    partnerships                                                   7        3
   Increase in loan payable to Development General Partner        13       12
   Increase in deferred management fee payable                    10       11
   Change in other assets and liabilities
    Accounts receivable                                         (291)     330
    Estimated third-party payor settlements, net               1,310      154
    Prepaid expenses                                             123      (14)
    Accrued compensation and related costs                      (439)    (748)
    Accounts payable and other accrued expenses                  356    1,544

Net cash provided by operating activities                      2,171    2,017

Cash flows from investing activities-
 additions to property and equipment                            (104)    (198)


Cash flows from financing activities
 Repayment of long-term debt                                    (143)    (147)
 Distributions to partners                                      (826)    (826)

Net cash used in financing activities                           (969)    (973)

Net increase in cash and cash equivalents                      1,098      846
Cash and cash equivalents
 Beginning of period                                           2,275    3,962

 End of period                                                $3,373   $4,808


          See accompanying notes to consolidated financial statements

                MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                                    Notes to Consolidated Financial Statements
                                                  March 31, 1998
                                                    (Unaudited)


NOTE 1 - THE FUND AND BASIS OF PREPARATION

The Fund, through its seven operating partnerships, derives substantially all of its revenue from extended healthcare provided to nursing center residents including room and board, nursing care, drugs and other medical services.

The accompanying financial statements of Meridian Healthcare Growth and Income Fund Limited Partnership (the "Fund") do not include all of the information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Certain amounts included in the 1997 Consolidated Statement of Earnings have been reclassified to conform to the 1998 presentation. The unaudited interim financial information contained in the consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the 1997 Annual Report.


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

Transactions with these related parties for the three months ended March 31, 1998 and 1997 are as follows:

                                                                     1998             1997

         Management and administration fees                     $ 798,000               $ 762,000
         Drug and medical supplies purchases                      613,000                 572,000
         Nursing and rehabilitation services                    1,203,000                 970,000
         Interest expense on borrowings                            23,000                  23,000

Loans outstanding under an arrangement with the Development General Partner to fund operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers were $1,048,000 at March 31, 1998 and $1,035,000 at December 31, 1997.


NOTE 3 - DEBT

On March 3, 1998, the Fund entered into a renewal commitment with a bank to refinance all of the existing indebtedness. Under the terms of the refinancing, the mortgages will mature on February 28, 2000 and will bear interest at LIBOR (5.69% at March 31, 1998) plus 1.55%. The refinancing also extended the $4,000,000 line of credit commitment until February 28, 2000. There were no borrowings outstanding under the line of credit commitment at March 31, 1998.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                                 March 31, 1998
                                   (Unaudited)


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

         On March 3, 1998, the Fund entered into a renewal commitment with a bank to refinance all of the existing indebtedness. Under the terms of the refinancing, the mortgages will mature on February 28, 2000 and will bear interest at LIBOR plus 1.55%. The refinancing will also extend the line of credit commitment until February 28, 2000. The Fund has a $4,000,000 line of credit which is designated for working capital needs and is primarily secured by the accounts receivable of the Fund. At March 31, 1998, there were no outstanding borrowings under this line of credit.

         Between 1988 and 1989 the Development General Partner loaned the Fund $597,000 to support operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers during each center's first two years of operation. Loans outstanding under this arrangement, including interest at 9% per annum, were $1,048,000 at March 31, 1998. The Fund is obligated to repay these loans when certain specified financial criteria are met, the most significant of which is the payment of a preferred return to the assignee limited partners as defined in the Fund's partnership agreement.

         On February 13, 1998, the Fund made a cash distribution of $826,410 to its partners, which was funded from nursing center operations generated during the fourth quarter of 1997 after payment of approximately $72,000 of upper tier expenses. During 1997, nursing center operations generated approximately 89% of the total distributions after payments for capital improvements, long term debt principal reduction and upper tier expenses.

         On May 14, 1998, the Fund will make a cash distribution of $826,410 to its partners which will be funded from first quarter 1998 nursing center operations after payment of approximately $72,000 of upper tier expenses.

         Based on a review of the 1998 operating budget, operating results are projected to improve over 1997 results. Distributions to partners are expected to remain at current levels and cash flow is expected to completely fund the distributions. The major challenge to the Fund in the foreseeable future is to control operating expenses while maximizing revenues through strategic admissions policies.

Results of Operations

Profitability for the Fund rose to $596,000 during the first quarter of 1998 as compared to $236,000 in the first quarter of 1997 representing an increase of $360,000. This increase resulted from both revenue growth and good cost controls.

First quarter operating results exceeded budget by approximately $181,000 primarily as a result of higher than projected revenues. While overall census numbers for the facilities were under budget for the quarter, the per diem rate of $128.00 was $4.00, or 3.5%, higher than projected and revenues increased as a result.

Patient revenues for the Fund's seven operating partnerships increased by approximately $547,000 (or 4.6%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The increase is primarily the result of higher room rates, an increase of Medicaid residents and higher ancillary utilization. Aggregate room rates increased by 7.9% for all patients types. Private rates increased due to a greater number of higher acuity private pay

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of Operations (continued)

residents while Medicaid rates increased due to the recurring July 1, 1997 increase. Offsetting these favorable variances was a decrease in census for Private and Medicare residents during the first quarter when compared to the prior year. While admissions at all of the facilities continue to be strong, the length of stay for many residents has decreased, resulting in higher turnover and decreased census. Management is focused on improving census levels through aggressive marketing and strategic admission guidelines.

Operating expenses during the first quarter of 1998 increased only 1% when compared to similar expenses during the first quarter of 1997. As a percentage of revenues, first quarter operating expenses decreased to 79% of revenue as compared to 81% on 1997. Salaries, wages and benefits (the largest component of the facilities' operating expenses) decreased $73,000 (or 1%) during the three months ended March 31, 1998 when compared to the same period in 1997 due to lower cost associated with non-productive time.

Management fees (which are calculated as a percentage of revenue) increased 4.7% during the first quarter of 1998 when compared to 1997 due to the rise in patient revenues. General and administrative expenses reflect an increase of less than 1.7% versus 1997. While interest expense incurred during the first quarter of 1998 reflects a slight increase when compared to 1997, we expect the refinancing of the Fund's debt, which became effective February 22, 1998, will result in an overall savings in interest expense for 1998 when compared to 1997.

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


                                MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                               LIMITED PARTNERSHIP




DATE:    05/14/98                        By:             /s/ John M.  Prugh
                                         John M. Prugh
                                         President and Director
                                         Brown-Healthcare, Inc.
                                         Administrative General Partner




DATE:    05/14/98                        By:           /s/ Timothy M.  Gisriel
                                         Timothy M. Gisriel
                                         Treasurer
                                         Brown-Healthcare, Inc.
                                         Administrative General Partner