Form 10-Q
period 1998-06-30
MERIDIAN HEALTHCARE GROWTH & INCOME FUND LTD PARTNERSHIP
filed 1998-08-13
CIK 826682

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


(Mark One)
{ X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1998

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to


For Quarter Ended     June 30, 1998       Commission file number   000-17596

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

MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
Consolidated Balance Sheets
(Dollars in thousands)

                                                                June 30,
                                                                  1998       December 31,
                                                               (Unaudited)       1997
Assets
Current Assets
 Cash and cash equivalents                                    $     3,082   $      2,275
 Accounts receivable, net                                           7,298          6,437
 Estimated third-party payor settlements                              346            343
 Prepaid expenses and other current assets                            361            565
   Total current assets                                            11,087          9,620

Property and equipment, net of accumulated depreciation            34,236         34,839

Other assets
 Goodwill, net                                                      5,118          5,239
 Loan acquisition costs, net                                            1              9
                                                                    5,119          5,248

   Total assets                                               $    50,442   $     49,707

Liabilities and Partners' Capital
Current liabilities
 Current portion of long-term debt                            $       699   $        707
 Accrued compensation and related costs                               673          1,054
 Accounts payable and other accrued expenses                        3,183          2,186
 Estimated third  party payor settlements                           5,071          4,234
   Total current liabilities                                        9,626          8,181

Deferred management fee payable                                       833            812
Loan payable to the Development General Partner                     1,061          1,035
Long-term debt                                                     22,947         23,328
                                                                   24,841         25,175

Partners' capital
 General partners                                                    (157)          (153)
 Assignee limited partners; 1,540,040
  units issued and outstanding                                     16,132         16,504
   Total partners' capital                                         15,975         16,351

   Total liabilities and
    partners' capital                                         $    50,442   $     49,707


See accompanying notes to consolidated financial statements

MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
Consolidated Statements of Earnings
(Unaudited)
(Dollars in thousands except per unit amounts)

                                                              Three Months Ended    Six Months Ended

                                                              June 30,   June 30,   June 30,   June 30,
                                                                1998       1997       1998       1997

Revenues
 Medicaid and Medicare patients                              $  9,821   $  9,657   $ 19,425   $ 18,660
 Private patients                                               2,677      2,641      5,469      5,487
 Investment and other income                                       57         83        133        187
                                                               12,555     12,381     25,027     24,334

Expenses
 Operating, including $1,712,  $1,890,
  $3,528 and $3,432 to related parties                          9,963      9,899     19,836     19,670
 Management and administration fees
  to related parties                                              825        799      1,623      1,561
 General and administrative                                       204        171        384        349
 Depreciation and amortization                                    483        496        969        984
 Interest expenses                                                399        506        938      1,024
                                                               11,874     11,871     23,750     23,588

Net earnings                                                 $    681   $    510   $  1,277   $    746




Net earnings per unit of assignee
 limited partnership interest - basic                        $   0.44   $   0.32   $   0.82   $   0.47
 (computed based on 1,540,040 units)


See accompanying notes to consolidated financial statements

MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
      Consolidated  Statements of Partners' Capital
     For the Six Months Ended June 30, 1998 and 1997
                       (Unaudited)
                   Dollars in thousands

                                                                        Assignee
                                                             General    Limited
                                                             Partners   Partners    Total


Balance at December 31, 1997                                $   (153)  $ 16,504   $ 16,351

Net earnings                                                      13      1,264      1,277

Distributions to partners                                        (17)    (1,636)    (1,653)

Balance at June 30, 1998                                    $   (157)  $ 16,132   $ 15,975





Balance at December 31, 1996                                $   (143)  $ 17,532   $ 17,389

Net earnings                                                       7        739        746

Distributions to partners                                        (17)    (1,636)    (1,653)

Balance at June 30, 1997                                    $   (153)  $ 16,635   $ 16,482


See accompanying notes to consolidated financial statements

MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMTIED PARTNERSHIP
Consolidated Statements of Cash Flows
For the Six Months Ended June 30,
(Unaudited)
(Dollars in thousands)

                                                                 1998       1997

Cash flows from operating activities
 Net earnings                                                 $  1,277   $    746
 Adjustments to reconcile net earnings to net
  cash provided by operating activities
   Depreciation and amortization                                   969        984
   Minority interest in net earnings of operating
    partnerships                                                    12          8
   Increase in loan payable to Development General Partner          26         25
   Increase in deferred management fee payable                      21         21
   Change in other assets and liabilities
    Accounts receivable                                           (873)       164
    Estimated third-party payor settlements                        834        572
    Prepaid expenses                                               204         64
    Accrued compensation and related costs                        (381)      (337)
    Accounts payable and other accrued expenses                    997        564

Net cash provided by operating activities                        3,086      2,811

Cash flows from investing activities-
 additions to property and equipment                              (237)      (492)


Cash flows from financing activities
 Line of credit borrowings                                         -       (1,000)
 Repayment of long-term debt                                      (389)      (295)
 Distributions to partners                                      (1,653)    (1,653)

Net cash used in financing activities                           (2,042)    (2,948)

Net increase (decrease) in cash and cash equivalents               807       (629)
Cash and cash equivalents
 Beginning of period                                             2,275      3,962

 End of period                                                $  3,082   $  3,333



See accompanying notes to consolidated financial statements

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                                    Notes to Consolidated Financial Statements
                                                   June 30, 1998
                                                    (Unaudited)


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

     Transactions with these related parties for the three months ended June 30, 1998 and 1997 are as follows:

                                                                     1998             1997

         Management and administration fees                     $ 825,000               $ 799,000
         Drug and medical supplies purchases                      478,000                 596,000
         Nursing and rehabilitation services                    1,234,000               1,294,000
         Interest expense on borrowings                            23,000                  23,000

Loans outstanding under an arrangement with the Development General Partner to fund operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers were $1,061,000 at June 30, 1998 and $1,035,000 at December 31, 1997.


NOTE 3 - DEBT

On March 3, 1998, the Fund entered into a renewal commitment with a bank to refinance all of the existing indebtedness. Under the terms of the refinancing, the mortgages will mature on February 28, 2000 and will bear interest at LIBOR (5.66% at June 30, 1998) plus 1.55%. The refinancing also extended the $4,000,000 line of credit commitment until February 28, 2000. There were no borrowings outstanding under the line of credit commitment at June 30, 1998.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                                    Notes to Consolidated Financial Statements
                                                   June 30, 1998
                                                    (Unaudited)


NOTE 4 - NET EARNINGS PER UNIT OF ASSIGNEE LIMITED PARTNERSHIP INTEREST

Net earnings per unit of assignee limited partnership interest is disclosed on the Consolidated Statements of Earnings and is based upon 1,540,040 units.

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

         On March 3, 1998, the Fund entered into a renewal commitment with a bank to refinance all of the existing indebtedness. Under the terms of the refinancing, the mortgages will mature on February 28, 2000 and will bear interest at LIBOR plus 1.55%. The refinancing will also extend the line of credit commitment until February 28, 2000. The Fund has a $4,000,000 line of credit which is designated for working capital needs and is primarily secured by the accounts receivable of the Fund. At June 30, 1998, there were no outstanding borrowings under this line of credit.

         Between 1988 and 1989 the Development General Partner loaned the Fund $597,000 to support operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers during each center's first two years of operation. Loans outstanding under this arrangement, including interest at 9% per annum, were $1,060,500 at June 30, 1998. The Fund is obligated to repay these loans when certain specified financial criteria are met, the most significant of which is the payment of a preferred return to the assignee limited partners as defined in the Fund's partnership agreement.

         On August 13, 1998, the Fund will make a cash distribution of $826,410 to its partners which will be funded from second quarter 1998 nursing center operations after payment of approximately $70,000 of upper tier expenses.

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

Results of Operations

      Three Months Ended June 30, 1998 vs. Three Months Ended June 30, 1998

         Net earnings increased to $681,000 during the second quarter of 1998 as compared to $510,000 during the second quarter of 1997, representing an increase of $171,000 or 33%.

         The Fund's revenues increased by approximately $174,000 (or 1.4%) for the three months ended June 30, 1998 as compared to the same period in the prior year. The increase is primarily due to increased room rates and an increase in the number of Medicaid residents. Rate increases accounted for approximately $411,000 of additional revenue. The rate increases are primarily a result of an increase in the acuity level of the residents. Offsetting the rate increase is a decrease in overall census resulting in a revenue decrease of $210,000. Overall, census for the quarter decreased to 92% as compared to 93% in 1997. Investment and other income decreased $26,000 for the three months ended June 30, 1998 in comparison to the same period last year as interest earned on invested cash decreased due to lower interest rates.

         Second quarter 1998 expenses were relatively unchanged, as compared to the same period in 1997. Operating expenses increased $64,000 due to higher benefits expense for insurance, retirement plan and nonproductive time. Management and administration fees (calculated as a percentage of revenue) increased $26,000 (or 3.3%) for the second quarter of 1998 as compared to the second quarter of 1997. General and administrative costs increased $34,000 (or 20%) for the three months ended June 30, 1998 as compared to the same period in 1997, due to increased consulting and professional fees. Offsetting these increases is a decrease in interest expense of $107,000 related to the refinancing of the Fund's debt which became effective
February 22, 1998.

                             Management's Discussion and Analysis of Financial
                                        Condition and Results of Operations

Results of Operations (continued)

        Six Months Ended June 30, 1998 vs. Six Months Ended June 30, 1997

         Net earnings for the six months ended June 30, 1998 were $1,277,000 as compared to $746,000 for the same period in 1997 representing an increase of $531,000 or 71%.

         Fund revenues increased $693,000 (or 2.9%) for the six months ended June 30, 1998 versus the same period in 1997. The increase is primarily the result of rate increases and an increase in the number of Medicaid residents. Rate increases account for $1,173,000 of additional revenue. Increased rates are the result of higher acuity residents at the nursing facilities. Partially offsetting the positive rate variance is a decrease in overall census and a shift away from the higher paying Private and Medicare residents to Medicaid, resulting in a revenue decrease of $390,000. Overall census decreased to 92% for the six months ended June 30, 1998 as compared to 93% for the same period in 1997. Medicaid census increased to 73% of the overall census for the first six months of 1998 as compared to 69% in 1997. Both Private and Medicare census has decreased as a percentage of the overall total with the Private census representing 17% and Medicare 10% for the six months ended June 30, 1998 as compared to 21% and 10%, respectively, during the same period in 1997. Investment and other income decreased $54,000 for the first half of 1998 versus 1997 as interest rates on invested cash declined.

         Overall expenses increased $162,000 (or .69%) to $23,750,000 for the six months ended June 30, 1998 as compared to $23,588,000 for the same period in 1997. Operating expenses increased $166,000 (or .84%) to $19,836,000 for the six months ended June 30, 1998 as compared to $19,670,000 for the same period in 1997. As a percentage of revenue, operating expenses decreased to 79% for the first six months of 1998 as compared to 81% in 1997. Management and administration fees (calculated as a percentage of revenues) increased $62,000 or 4% reflecting the increase in patient revenue. General and administrative costs increased $35,000 (or 10%) for the six months ended June 30, 1998 as compared to the same period in 1997, due to increased consulting and professional fees. Interest expense for the first half of 1998 decreased $86,000 (or 9%) versus 1997 due to the lower interest rates resulting from the February 22, 1998 refinancing of the Fund's long term debt.

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


                                MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                               LIMITED PARTNERSHIP




DATE:    08/11/98                        By:             /s/ John M.  Prugh
                                         John M. Prugh
                                         President and Director
                                         Brown-Healthcare, Inc.
                                         Administrative General Partner




DATE:    08/11/98                        By:           /s/ Timothy M.  Gisriel
                                         Timothy M. Gisriel
                                         Treasurer
                                         Brown-Healthcare, Inc.
                                         Administrative General Partner