Form 10-Q
period 1998-09-30
MERIDIAN HEALTHCARE GROWTH & INCOME FUND LTD PARTNERSHIP
filed 1998-11-13
CIK 826682

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


(Mark One)
{ X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1998

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to


For Quarter Ended   September 30, 1998       Commission file number   000-17596

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

                    Yes     X                             No

                                      INDEX


                                                                        Page No.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS                      2

Part I.  Financial Information


     Item 1.  Financial Statements

              Consolidated Balance Sheets                                      3
              Consolidated Statements of Operations                            4
              Consolidated Statements of Partners' Capital                     5
              Consolidated Statements of Cash Flows                            6
              Notes to Consolidated Financial Statements                     7-8


     Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations              9-11



Part II.   Other Information


     Item 1. through Item 6.                                                  12

     Signatures                                                               13

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

MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
Consolidated Balance Sheets
(Dollars in thousands)

                                                              September 30,
                                                                  1998       December 31,
                                                               (Unaudited)       1997
Assets
Current Assets
 Cash and cash equivalents                                    $     2,352   $      2,275
 Accounts receivable, net                                           7,468          6,437
 Estimated third-party payor settlements                              260            343
 Prepaid expenses                                                     625            565
   Total current assets                                            10,705          9,620

Property and equipment, net of accumulated depreciation            33,958         34,839

Other assets
 Goodwill, net                                                      5,058          5,239
 Loan acquisition costs, net                                           13              9
                                                                    5,071          5,248

   Total assets                                               $    49,734   $     49,707

Liabilities and Partners' Capital
Current liabilities
 Current portion of long-term debt                            $       737   $        707
 Accrued compensation and related costs                               759          1,054
 Accounts payable and other accrued expenses                        3,283          2,186
 Estimated third  party payor settlements                           2,264          4,234
   Total current liabilities                                        7,043          8,181

Deferred management fee payable                                       843            812
Loan payable to the Development General Partner                     1,074          1,035
Long-term debt                                                     22,750         23,328
                                                                   24,667         25,175

Partners' capital
 General partners                                                    (136)          (153)
 Assignee limited partners; 1,540,040
  units issued and outstanding                                     18,160         16,504
   Total partners' capital                                         18,024         16,351

   Total liabilities and
    partners' capital                                         $    49,734   $     49,707


See accompanying notes to financial statements

MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
Consolidated Statements of Earnings
(Unaudited)
(Dollars in thousands except per unit amounts)

                                                              Three Months Ended              Nine Months Ended

                                                              September 30,   September 30,   September 30,   September 30,
                                                                  1998            1997            1998            1997


Revenues
 Medicaid and Medicare patients                              $      12,030   $       9,863   $      31,455   $      28,523
 Private patients                                                    2,905           2,718           8,374           8,234
 Investment and other income                                           100              77             233             235
                                                                    15,035          12,658          40,062          36,992

Expenses
 Operating, including $1,664,  $1,626,
  $5,192 and $5,014 to related parties                               9,998           9,873          29,835          29,541
 Management and administration fees
  to related parties                                                   963             814           2,586           2,375
 General and administrative                                            243             159             627             510
 Depreciation and amortization                                         497             498           1,466           1,483
 Interest expenses                                                     459             505           1,396           1,529
                                                                    12,160          11,849          35,910          35,438

Net earnings                                                 $       2,875   $         809   $       4,152   $       1,554


Net earnings per unit of assignee
 limited partnership interest-basic
 (computed based on 1,540,040
  units)                                                     $        1.85   $        0.52   $        2.67   $        1.00




See accompanying notes to financial statements

MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
      Consolidated  Statements of Partners' Capital
  For the Nine Months Ended September 30, 1998 and 1997
                       (Unaudited)
                   Dollars in thousands

                                                                        Assignee
                                                             General    Limited
                                                             Partners   Partners    Total



Balance at December 31, 1997                                $   (153)  $ 16,504   $ 16,351

Net earnings                                                      42      4,110      4,152

Distributions to partners                                        (25)    (2,454)    (2,479)

Balance at September 30, 1998                               $   (136)  $ 18,160   $ 18,024





Balance at December 31, 1996                                $   (143)  $ 17,532   $ 17,389

Net earnings                                                      16      1,538      1,554

Distributions to partners                                        (25)    (2,454)    (2,479)

Balance at Septermber 30, 1997                              $   (152)  $ 16,616   $ 16,464


      See accompanying notes to financial statements

MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMTIED PARTNERSHIP
Consolidated Statements of Cash Flows
For the Nine Months Ended September  30,
(Unaudited)
(Dollars in thousands)

                                                                 1998       1997

Cash flows from operating activities
 Net earnings                                                 $  4,152   $  1,554
 Adjustments to reconcile net earnings to net
  cash provided by operating activities
   Depreciation and amortization                                 1,466      1,483
   Minority interest in net earnings of operating
    partnerships                                                    45         18
   Increase in loan payable to Development General Partner          39         38
   Increase in deferred management fee payable                      31         31
   Change in other assets and liabilities
    Accounts receivable                                         (1,076)      (261)
    Estimated third-party payor settlements                     (1,887)       818
    Prepaid expenses                                               (60)      (189)
    Accrued compensation and related costs                        (295)      (777)
    Accounts payable and other accrued expenses                  1,097         72

Net cash provided by operating activities                        3,512      2,787

Cash flows from investing activities-
 additions to property and equipment                              (395)      (662)


Cash flows from financing activities
 Loan acquistion costs                                             (13)       -
 Repayment of line of credit borrowings                            -       (1,000)
 Repayment of long-term debt                                      (548)      (452)
 Distributions to partners                                      (2,479)    (2,479)

Net cash used in financing activities                           (3,040)    (3,931)

Net increase (decrease) in cash and cash equivalents                77     (1,806)
Cash and cash equivalents
 Beginning of period                                             2,275      3,962

 End of period                                                $  2,352   $  2,156


See accompanying notes to financial statements

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP



                   Notes to Consolidated Financial Statements
                                Septemer 30, 1998
                                   (Unaudited)


NOTE 1 - THE FUND AND BASIS OF PREPARATION

The Fund, through its seven operating partnerships, derives substantially all of its revenue from extended healthcare provided to nursing center residents including room and board, nursing care, drugs and other medical services.

The accompanying consolidated financial statements of Meridian Healthcare Growth and Income Fund Limited Partnership (the "Fund") do not include all of the information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The unaudited interim financial information contained in the consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the 1997 Annual Report.


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

     Transactions with these related parties for the three months ended September 30, 1998 and 1997 are as follows:

                                                                     1998                   1997

         Management and administration fees                     $ 963,000               $ 814,000
         Drug and medical supplies purchases                      430,000                 461,000
         Nursing and rehabilitation services                    1,234,000               1,165,000
         Interest expense on borrowings                            23,000                  23,000

Loans outstanding under an arrangement with the Development General Partner to fund operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers were $1,074,000 at September 30, 1998 and $1,035,000 at December 31, 1997.


NOTE 3 - DEBT

On March 3, 1998, the Fund entered into a renewal commitment with a bank to refinance all of the existing indebtedness. Under the terms of the refinancing, the mortgages will mature on February 28, 2000 and will bear interest at LIBOR (5.69% at June 30, 1998) plus 1.55%. The refinancing also extended the $4,000,000 line of credit commitment until February 28, 2000. There were no borrowings outstanding under the line of credit commitment at September 30, 1998.

                   Notes to Consolidated Financial Statements
                                Septemer 30, 1998
                                   (Unaudited)



NOTE 4 - MEDICAID SETTLEMENT

The Fund has resolved reimbursement issues relating to Maryland Medicaid that resulted in additional Medicaid revenue of $2,584,000 recorded in the quarter ended September 30, 1998. This amount reflects outstanding reimbursement issues for the years 1994 through 1998, of which $528,000 relates to 1998 reimbursement issues and the remaining amount for prior years.


NOTE 5 - NET EARNINGS PER UNIT OF ASSIGNEE LIMITED PARTNERSHIP INTEREST

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

         On March 3, 1998, the Fund entered into a renewal commitment with a bank to refinance all of the existing indebtedness. Under the terms of the refinancing, the mortgages will mature on February 28, 2000 and will bear interest at LIBOR plus 1.55%. The refinancing also extended the $4,000,000 line of credit commitment until February 28, 2000. The Fund's line of credit is designated for working capital needs and is primarily secured by the accounts receivable of the Fund. At September 30, 1998, there were no outstanding borrowings under this line of credit.

         Between 1988 and 1989 the Development General Partner loaned the Fund $597,000 to support operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers during each center's first two years of operation. Loans outstanding under this arrangement, including accrued interest at 9% per annum, were $1,074,000 at September 30, 1998. The Fund is obligated to repay these loans when certain specified financial criteria are met, the most significant of which is the payment of a preferred return to the assignee limited partners as defined in the Fund's partnership agreement.

         The Fund has resolved reimbursement issues relating to Maryland Medicaid that resulted in additional revenue of $2,584,000 being recorded in the quarter ended September 30, 1998. This amount reflects outstanding reimbursement issues for the years 1994 through 1998, of which $528,000 relates to 1998 and the balance relates to prior years.

         On November 15, 1998, the Fund will make a cash distribution of $826,410 to its partners which will be funded from third quarter 1998 nursing center operations after payment of approximately $84,000 of upper tier expenses.

         Based on the operating results through the third quarter and the estimate for the remainder of the year, 1998 operating results are expected to improve significantly when compared to 1997, due primarily to the settlement of the Maryland Medicaid reimbursement issue discussed above. Distributions to partners are expected to remain at current levels and be fully funded by the operations of the facilities. The major challenge to the Fund in the foreseeable future is to control operating expenses while maximizing revenues through strategic admissions policies.

         Pursuant to the Balanced Budget Act of 1997 (the "Act"), beginning on January 1, 1999, Medicare reimbursement for skilled nursing facilities such as those owned by the Fund, will be on a prospective payment system ("PPS"). Skilled nursing facilities will be paid for a per diem rate for all covered Part A skilled nursing facility services as well as many services for which payment may be made under Part B during a period when a beneficiary is provided covered skilled nursing facility care. The per diem rate is adjusted based upon the resource utilization group of a resident. This payment will cover rehabilitation and nonrehabilitation ancillary services; however, the per diem rate will not cover physician, nursing, physician assistant and certain related services. For the first three cost reporting periods beginning on January 1, 1999, the per diem will be based on a blend of a facility specific rate and a federal per diem rate. In subsequent periods, the federal per diem rate will be used without any facility specific blending.

         The Act also repealed the Boren Amendment which required Medicaid payments to nursing facilities to be "reasonable and adequate" to cover the costs of efficiently and economically operated facilities. Under the Act, states must now use a public notice and comment process for determining Medicaid rates and give interested parties a reasonable opportunity to comment on proposed rates, rate methodology and justifications. It is unclear what impact the Balanced Budget Act of 1997 will have on the Fund.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (continued)


Year 2000

         The Development General Partner is aware of the issues associated with the programming code in many existing computer systems (the "Year 2000" issue) as the millennium approaches. The Development General Partner has conducted a review of its computer systems (on whose system the Fund operates) to identify hardware and software affected by the Year 2000 issue. This issue affects computer systems having date sensitive programs that may not properly recognize the Year 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail resulting in business interruption.

         With respect to its existing computer systems, the Development General Partner has converted to a Year 2000 compliant system with the exception of its billing system which is being upgraded in order to meet the demands of its expanding business. In the process, the Development General Partner is taking steps to identify, correct and/or reprogram and test its existing billing system for Year 2000 compliance. It is anticipated that all new system upgrades or reprogramming efforts will be completed by late calendar year 1998, allowing adequate time for testing. The Development General Partner presently believes that with modification to existing software the Year 2000 issue can be mitigated. However, given the complexity of the Year 2000 issues, there can be no assurances that the Development General Partner will be able to address the problem without costs and uncertainties that might affect future financial results of the Fund or cause reported financial information of the Fund not to be necessarily indicative of future operating results or future financial condition. The Development General Partner is developing a contingency plan to allow for continued operations in the event that systems are not compliant for Year 2000.

         The Development General Partner has incurred, and expects to incur additional, internal costs as well as other expenses to address the necessary software upgrades, training, data conversion, testing and implementation related to the Year 2000 issue. Such costs are being expensed as incurred. The Development General Partner does not expect the amounts required to be expensed to have a material effect on the Fund's financial position or results of operations. The Year 2000 issue is expected to affect the systems of various entities with which the Fund and the Development General Partner interact including payors, suppliers and vendors. There can be no assurance that data produced by systems of other entities on which the Development General Partner's systems rely will be converted on a timely basis or that a failure by another entity's systems to be Year 2000 compliant will not have a material adverse effect on the Fund.

Results of Operations

 Three Months Ended September 30, 1998 vs. Three Months Ended September 30, 1997

         Net earnings increased to $2,875,000 during the third quarter of 1998 as compared to $809,000 during the third quarter of 1997, representing an increase of $2,066,000.

         The Fund's overall revenue increased by $2,377,000 (or 19%) for the three months ended September 30, 1998 as compared to the same period in 1997. This increase was principally due to the favorable settlement of Maryland Medicaid reimbursement issues dating back to 1994. As a direct result of this settlement, Medicaid revenues increased by $2,584,000, of which $176,000 relates to the third quarter, $352,000 relates to the first half of 1998 and the balance relates to prior years. Also contributing to the rise in the Fund's quarterly revenues were rate increases which resulted in increased revenues of $258,000. Offsetting these increases, in part, was a decrease in the overall census at the Fund's facilities from 93.4% during the third quarter of 1997, to 91.7% during the third quarter of 1998. The decreased census translates into a decline in total patient days of 1,779 (of which 1,733 were Medicare days), and decreased quarterly revenues by $388,000.

         Third quarter 1998 expenses were $12,160,000 and increased $311,000 (or 2.1%) when compared to similar expenses during the third quarter of 1997. The increase was primarily a result of higher management fees associated with the Medicaid revenue settlement discussed above. Operating expenses increased $125,000 due to

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                Management's Discussion and Analysis of Financial
                 Condition and Results of Operations (continued)

Results of Operations, (continued)

higher benefit expenses and physical therapy charges. General and Administrative expenses incurred during the third quarter of the year increased $84,000 when compared to the third quarter of 1997 due to increased consulting and professional fees. Offsetting these increases in part is a decrease in interest expense of $46,000 related to the refinancing of the Fund's debt which became effective March 3, 1998.


  Nine Months Ended September 30, 1998 vs. Nine Months Ended September 30, 1997

         Net earnings for the nine months ended September 30, 1998 were $4,152,000 as compared to $1,554,000 for the same period in 1997 representing an increase of $2,598,000.

         Fund revenues increased $3,070,000 principally due to the resolution of the Maryland Medicaid reimbursement issues dating back to 1994. As a direct result of this settlement, Medicaid revenues increased by $2,584,000, of which $528,000 relates to the nine months ended September 30, 1998 and the balance relates to prior years. Rate increases resulted in $1,720,000 of additional revenue, while a decline in patient days of 4,382 (or 1.5%) reduced revenues by $1,160,000. Overall patient occupancy, or census, decreased from 93.6% to 91.8%. Both Private and Medicare census decreased as a percentage of the total occupancy from 21.1% and 9.9% respectively, to 19.7% and 9.1% for the nine months ended September 30, 1997, versus the nine months ended September 30, 1998.

         Overall, expenses increased $472,000 to $35,910,000 for the nine months ended September 30, 1998, as compared to $35,438,000 for the nine months ended September 30, 1997. Operating expenses increased $294,000 due to higher benefit costs and physical therapy expenses. Management fees (calculated as a percentage of revenues) increased $211,000 due to the rise in overall revenues. General and Administrative fees increased $117,000 due to increased consulting and professional services. Interest expense declined $133,000 due to lower interest rates resulting from the refinancing of the Fund's debt, which became effective March 3, 1998.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP



                           PART II. OTHER INFORMATION




Item 1.     Legal Proceedings

                  Inapplicable

Item 2.     Changes in Securities and Use of Proceeds

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


                                MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                                      LIMITED PARTNERSHIP




DATE:    11/13/98                        By:             /s/ John M.  Prugh
                                         John M. Prugh
                                         President and Director
                                         Brown-Healthcare, Inc.
                                         Administrative General Partner




DATE:    11/13/98                        By:           /s/ Timothy M.  Gisriel
                                         Timothy M. Gisriel
                                         Treasurer
                                         Brown-Healthcare, Inc.
                                         Administrative General Partner