Form 10-K
period 1998-12-31
MERIDIAN HEALTHCARE GROWTH & INCOME FUND LTD PARTNERSHIP
filed 1999-03-31
CIK 826682

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION

                                              Washington, D.C. 20549


                                                     FORM 10-K

     (Mark One)
     { X }  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 (FEE REQUIRED)

                                   For the fiscal year ended December 31, 1998

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

  As of December 31, 1998, there were 1,538,800 Units of Assignee Limited Partnership Interests held by non-affiliates of the Registrant. Because there is not an established public trading market for the Units, the aggregate market value of the Units held by non-affiliates of the Registrant cannot be calculated.

                                        Documents Incorporated by Reference

  The Annual Report for 1998 is incorporated by reference.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP



                                                       INDEX

                                                                                    Page (s)

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS                                3

Part I.

         Item 1.    Business                                                           4-5
         Item 2.    Properties                                                         5-7
         Item 3.    Legal Proceedings                                                    7
         Item 4.    Submission of Matters to a Vote of Security Holders                  7


Part II.

         Item 5.    Market for Registrant's Common Equity and Related
                           Stockholder Matters                                         7-8
         Item 6.    Selected Financial Data                                              8
         Item 7.    Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                        9-13
         Item 8.    Financial Statements and Supplementary Data                         13
         Item 9.    Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure                          13


Part III.

         Item 10.   Directors and Executive Officers of Registrant                   14-16
         Item 11.   Executive Compensation                                              16
         Item 12.   Security Ownership of Certain Beneficial Owners
                           and Management                                               16
         Item 13.   Certain Relationships and Related Transactions                      16


Part IV.

         Item 14.   Exhibits, Financial Statement Schedules and
                           Reports on Form 8-K                                       17-19

                           Signatures                                                20-21



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

         A maximum of 1,540,000 assignee units of limited partnership interests ("Units") were registered under the Securities and Exchange Act of 1933, as amended. During 1988 all 1,540,000 Units were sold, and the Fund's net proceeds available for investment aggregated $31,878,000 (gross proceeds of $38,500,000 less public offering expenses and acquisition fees of $6,622,000). The Assignor Limited Partner also acquired 40 units of limited partnership interests in 1988.

         The Fund acquired 98.99% limited partnership interests (the "Operating Partnership Interests") in the operating limited partnerships which own and operate seven nursing center facilities. The Facilities include four nursing centers located in Maryland; two nursing centers located in North Carolina and one facility in New Jersey. Each operating partnership owns the real and personal property of its nursing center facility. (See Note 1, "Organization and Operations", in Item 8, Financial Statements and Supplementary Data, and Item 2. Properties, herein.)

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

         The Fund's sole business is its investment in partnerships which own and operate nursing centers that are healthcare facilities licensed by individual states to provide long-term healthcare within guidelines established by the appropriate state health agencies and as directed by each patient's physician. Healthcare and related services from private pay and Medicaid and Medicare patients accounted for approximately 99% of revenues during each of the years in the three-year period ended December 31, 1998.

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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

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


Item 2.  Properties

         The Fund owns Operating Partnership Interests in operating partnerships that own four nursing facilities in the State of Maryland, two nursing facilities in the State of North Carolina, and one nursing facility in New Jersey.
The Facilities are described below:



                                               Property & Equipment      Patient
                                               (before depreciation)    Revenues
                                               at December 31, 1998        1998
   Name, Location and Description                        (Dollars in thousands)

Facility 1.   Hamilton                                 $ 4,611           $ 4,872
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



Facility 2.  Randallstown                               10,682            10,138
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




Facility 3.   Caton Manor                                7,520             8,382
3330 Wilkens Avenue
Baltimore City,
Maryland

A 184-bed nursing facility located on 0.92 acres, constructed in 1972 consisting of an "L" shaped four-story plus basement masonry structure containing a total of 48,660 square feet. All 184 beds are comprehensive care beds of which 20 are Medicare-certified. All rooms are semi-private.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                                           Property &Equipment           Patient
                                          (before depreciation)         Revenues
                                          at December 31, 1998            1998
                                                      (Dollars in Thousands)
  Name, Location and Description

Facility 4.  Frederick                            7,172                    8,345
(Collegeview)
400 North Avenue
Frederick,
Maryland

A 166-bed nursing facility located on 1.13 acres, originally constructed in 1966 consisting of a two-story plus partial basement masonry structure, the second floor added in 1968, containing a total of 52,661 square feet. The facility contains 156 comprehensive care beds of which 28 are Medicare- certified. There are 10 domiciliary care beds and two non-licensed residential apartments which are leased to persons who do not require nursing care.


Facility 5.  Mooresville                          5,884                    6,918
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



Facility  6.  Salisbury                           5,709                    7,430
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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                                              Property & Equipment       Patient
                                              (before depreciation)     Revenues
                                              at December 31, 1998        1998
                                                      (Dollars in thousands)
 Name, Location and Description

Facility 7.  Woodlands                                 8,201               7,677
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
                                                       -------           -------
                                                       $49,779           $53,762


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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


Item 5.  Market for  Registrant's  Common  Equity and  Related  Stockholder
                    Matters (continued)

         As of December 31, 1998, there were 1,745 holders of Units of the registrant, owning an aggregate of 1,540,040 Units, including 40 Units held by the Assignor Limited Partner. The Fund made four quarterly distributions totaling approximately $3,306,000 in each of the years in the three-year period ended December 31, 1998. See Note 5, "Distributions to Partners and Allocation of Net Income", in Item 8. Financial Statements and Supplementary Data, herein.


Item 6.  Selected Financial Data

                                                                 Years Ended December 31,
                                               1998           1997        1996         1995          1994
                                                      (Dollars in thousands - except per Unit amounts)
Statement of Earnings Data

Net revenue                                   $54,108        $49,568     $47,885      $45,398      $42,852
Operating earnings before capital costs**       9,594          6,286       5,735        5,937        6,834
Net earnings                                    5,768          2,268       1,722        1,891        2,903

Net earnings per assignee Unit-basic        $    3.71      $    1.46   $    1.12    $    1.23    $    1.88


Operating Data

Payor mix (as a percent of revenue):
     Medicaid and Medicare                        80%            77%         77%          75%          75%
     Private                                      20%            23%         23%          25%          25%

Occupancy percentage                            91.7%          93.2%       94.3%        94.8%        94.4%

Patient Days Available                        429,000        429,000     431,000      430,000      433,000


Balance Sheet Data

Total assets                                  $50,305        $49,707     $52,255      $51,107      $52,494
Property and equipment, net of
     accumulated depreciation                  33,653         34,839      35,680       36,625       37,714
Long-term debt, including loan
     payable to Development General
     Partner, less current portion             23,702         24,363      25,955       25,528       25,797
Partners' capital                              18,813         16,351      17,389       18,973       20,388

Cash distributions paid per Unit:
     from operations                            $2.12       $   2.12    $   2.12     $   1.88     $   2.12
     from return of capital                      -              -           -             .24         -

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

     Effective February 28, 1998, the Fund refinanced all of the existing indebtedness. Under the terms of the refinancing, the mortgages mature on February 28, 2000 and bear interest at LIBOR plus 1.55%. The refinancing also extended the line of credit commitment until February 28, 2000. The Fund has a $4,000,000 line of credit which is designated for working capital needs and is primarily secured by the accounts receivable of the Fund. At December 31, 1998, there were no outstanding borrowings under this line of credit.

     Between 1988 and 1989 the Development General Partner loaned the Fund $597,000 to support operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers during each center's first two years of operation. Loans outstanding under this arrangement, including interest at 9% per annum, were $1,086,000 at December 31, 1998. The Fund is obligated to repay these loans when certain specified financial criteria are met, the most significant of which is the payment of a preferred return to the assignee limited partners as defined in the Fund's partnership agreement.

     Due  primarily  to the  favorable  resolution  of a  longstanding  Maryland
Medicaid reimbursement issue (as discussed in the Results of Operations section), Fund revenues and profitability increased markedly in 1998 when compared to prior years. Since the Fund's distribution level remained unchanged, reserves increased by approximately $3.3 million at December 31, 1998 when compared to December 31, 1997.

     On December 15, 1998 the Fund signed a letter of intent with Genesis Health Ventures, Inc. ("Genesis"), an affiliate of the Development General Partner, for the purchase by Genesis of all the limited and general partnership interests of the operating partnerships (the "Proposed Sale") for approximately $70 million. The Fund agreed to operate the facilities in the ordinary course of business and agreed not to make distributions to the partners through the closing date or upon termination of the Proposed Sale. On March 30, 1999, Genesis informed the Fund that it terminated the letter of intent. In light of the termination of the Proposed Sale, the Fund expects to make its deferred fourth quarter 1998 distribution (normally made in February) and to resume its quarterly distribution policy.

     The major challenge to the Fund in the foreseeable future is to control operating expenses while maximizing revenues through strategic admissions policies.


Results of Operations
                                      December 31, 1998 vs. December 31, 1997

     Patient revenues for the Fund's seven operating partnerships increased by approximately $4,540,000 (or 9.2%) for the year ended December 31, 1998 as compared to the year ended December 31, 1997. This was primarily the result of a favorable outcome to a long standing Maryland Medicaid reimbursement issue. The resolution of this issue provided increased revenues of approximately $800,000 for current year patient services and approximately $2,100,000 for prior year patient services. A favorable Medicaid cost report settlement in the state of North Carolina added approximately $350,000 to revenue. A favorable Medicare settlement for the three prior years resulted in an increase in revenues of approximately $700,000.

     Census declines of approximately 6,500 days, primarily in private and Medicare days, were only partially offset by increases in insurance days. The decline in census days resulted in a revenue reduction of approximately $1,300,000. Year to year price increases (exclusive of the Medicaid and Medicare items discussed above) of approximately 2.3% for Medicaid and 6.0% for Medicare increased revenue by approximately $1,600,000. Year to year price increases in non-skilled and intermediate care units increased revenue by $260,000.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

Item 7. Management's Discussion and Analysis of Financial Condition
             and Results of Operations (continued)

Results of Operations (continued)

     Profitability for the Fund increased approximately $3,500,000 (or 150%) to $5,768,000 in 1998 as compared to $2,268,000 in 1997. Operating expenses as a percentage of revenue declined to approximately 74% in 1998 versus approximately 80% in 1997 primarily due to favorable outcome of reimbursement issues described above. Operating expenses increased approximately $719,000 (or 1.8%) during 1998 versus 1997. Cost efficiencies due to a decline in census of 1.6% were offset by inflationary wages increases and increases in therapy, drug, and medical supply expenses. Management and general and administrative expenses increased approximately $519,000 principally due to increased management fees and inflationary changes to general and administrative expenses.

     Interest expense decreased approximately $176,000 (or 8.7%) in 1998 as compared to 1997. This decrease was primarily due to the refinancing at lower interest rates of its mortgages effective February 28, 1998.

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

     Another factor contributing to the operating expense increase was higher ancillary utilization in 1997 as compared to the prior year. This increase was a result of the higher acuity residents in the facilities as well as increased utilization by the Medicaid population. On a per patient day basis, Medicaid ancillary utilization was $1.98 higher in 1997 than in 1996.

     Interest expense decreased $113,000 in 1997 as compared to 1996. This decrease was primarily due to line of credit borrowings that were repaid in full in April, 1997.


Legislative and Regulatory Issues

     Legislative and regulatory action has resulted in continuing changes in the Medicare and Medicaid reimbursement programs. The changes have limited, and are expected to continue to limit, payment increases under these programs. Also, the timing of payments made under the Medicare and Medicaid programs is subject to regulatory action and governmental budgetary constraints; in recent years, the time period between submission of claims and payment has increased. Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings and interpretations which may further affect payments made under those programs. Further, the federal and state governments may reduce the funds available under those

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

Item 7. Management's Discussion and Analysis of Financial Condition
             and Results of Operations (continued)

Legislative and Regulatory Issues (continued)

programs in the future or require more stringent utilization and quality reviews of eldercare centers or other providers. There can be no assurances that adjustments from Medicare or Medicaid audits will not have a material adverse effect on the Fund.

     Pursuant to the Balanced Budget Act commencing with cost reporting periods beginning on July 1, 1998, Prospective Payment System ("PPS") began to be phased in for skilled nursing facilities at a per diem rate for all covered Part A skilled nursing facility services as well as many services for which payment may be made under Part B when a beneficiary who is a resident of a skilled nursing facility receives covered skilled nursing facility care. The consolidated per diem rate is adjusted based upon the Resource Utilization Group ("RUG"). In addition to covering skilled nursing facility services, this consolidated payment will also cover rehabilitation and non-rehabilitation ancillary services. Physician services, certain nurse practitioner and physician assistant services, among others, are not included in the per diem rate. For the first three cost reporting periods beginning on or after July 1, 1998, the per diem rate will be based on a blend of a facility specific rate and a federal per diem rate. In subsequent periods, and for facilities first receiving payments for Medicare services on or after October 1, 1995, the federal per diem rate will be used without any facility specific blending.

     The Balanced Budget Act also required consolidated billing for skilled nursing facilities. Under the Balanced Budget Act, the skilled nursing facility must submit all Medicare claims for Part A and Part B services received by its residents with the exception of physician, nursing, physician assistant and certain related services, even if such services were provided by outside suppliers. Medicare will pay the skilled nursing facilities directly for all services on the consolidated bill and outside suppliers of services to residents of the skilled nursing facilities must collect payment from the skilled nursing facility. Although consolidated billing was scheduled to begin July 1, 1998 for all services, it has been delayed until further notice for beneficiaries in a Medicare Part A stay in a skilled nursing facility not yet using PPS and for the Medicare Part B stay. There can be no assurance that the Fund will be able to provide skilled nursing services at a cost below the established Medicare level.

     Effective April 10, 1998, regulations were adopted by the Health Care Financing Administration, which revises the methodology for determining the reasonable cost for contract therapy services, including physical therapy, respiratory therapy, occupational therapy and speech language pathology. Under the regulations, the reasonable costs for the contract therapy services are limited to geographically-adjusted salary equivalency guidelines. However, the revised salary equivalency guidelines will no longer apply when the PPS system applicable to the particular setting for contract therapy services (e.g. skilled nursing facilities, home health agencies, etc.) goes into effect.

     The Balanced Budget Act also repealed the Boren Amendment federal payment standard for Medicaid payments to Medicaid nursing facilities effective October 1, 1997. The Boren Amendment required Medicaid payments to certain health care providers to be reasonable and adequate in order to cover the costs of efficiently and economically operated health care facilities. States must now use a public notice and comment period in order to determine rates and provide interested parties a reasonable opportunity to comment on proposed rates and the justification for and the methodology used in calculating such rates. There can be no assurance that budget constraints or other factors will not cause states to reduce Medicaid reimbursement to nursing facilities and pharmacies or that payments to nursing facilities and pharmacies will be made on a timely basis. The law also grants greater flexibility to states to establish Medicaid managed care projects without the need to obtain a federal waiver. Although these waiver projects generally exempt institutional care, including nursing facilities and institutional pharmacy services, no assurances can be given that these projects ultimately will not change the reimbursement system for long-term care, including pharmacy services from fee-for-service to managed care negotiated or capitated rates. The Fund anticipates that federal and state governments will continue to review and assess alternative health care delivery systems and payment methodologies.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

Item 7. Management's Discussion and Analysis of Financial Condition
             and Results of Operations (continued)

Legislative and Regulatory Issues (continued)

     In July 1998, the Clinton Administration issued a new initiative to promote the quality of care in nursing homes. This initiative includes, but is not limited to (I) increased enforcement of nursing home safety and quality regulations; (ii) increased federal oversight of state inspections of nursing homes; (iii) prosecution of egregious violations of regulations governing nursing homes; (iv) the publication of nursing home survey results on the Internet; and (v) continuation of the development of the Minimum Data Set ("MDS"), a national automated clinical data system. Accordingly, with this new initiative it may become more difficult for eldercare facilities to maintain licensing and certification. The Fund may experience increased costs in connection with maintaining its licenses and certifications as well as increased enforcement actions. In addition, beginning January 1, 1999, outpatient therapy services furnished by a skilled nursing facility to a resident not under a covered Part A stay or to nonresidents who receive outpatient rehabilitation services will be paid according to the Medicare Physician Fee Schedule.

Year 2000 Compliance

     The Development General Partner ("DGP") has implemented a process to address its Year 2000 compliance issues. The process includes (I) an inventory and assessment of the compliance of the essential systems and equipment of the Fund and of the Year 2000 mission critical suppliers, customers, and other third parties, (ii) the remediation of non-compliant systems and equipment and testing and (iii) contingency planning. The DGP is in the process of conducting its inventory, assessment and remediation of its information technology ("IT") systems, equipment and non-IT systems and equipment (embedded technology) and has completed approximately 70% of its internal inventory and assessment and approximately 30% of the systems and equipment of critical suppliers, customers and other third parties.

     With respect to the Year 2000 compliance of critical third parties, the Fund derives a substantial portion of its revenue from the Medicare and Medicaid programs. Congress' General Accounting Office ("GAO") recently concluded that it is highly unlikely that all Medicare systems will be compliant on time to ensure the delivery of uninterrupted benefits and services in the year 2000. While the Fund does not receive payments directly from Medicare, but from intermediaries, the GAO statement is interpreted to apply as well to these intermediaries. The DGP intends to actively confirm the Year 2000 readiness status for each intermediary and to work cooperatively to ensure appropriate continuing payments for services rendered to all government insured patients.

     The DGP is remediating its critical IT and non-IT systems and equipment. The DGP has also begun contingency planning in the event that essential systems and equipment fail to be Year 2000 compliant. The DGP is planning to be Year 2000 compliant for all of its essential systems and equipment by September 30, 1999, although there can be no assurance that it will achieve its objective by such date or by January 1, 2000, or that such potential non-compliance will not have a material adverse effect on the Fund's business, financial condition or results from operations. In addition, there can be no assurance that all of the Fund's critical suppliers and other third parties will be Year 2000 compliant by January 1, 2000, or that such potential non-compliance will not have a material adverse effect on the Fund's business, financial condition or results of operations.

     The DGP currently estimates that its aggregate costs directly related to Year 2000 compliance efforts will be approximately $1,000,000, of which approximately $500,000 has been spent through September 30, 1998. The DGP's Year 2000 efforts are ongoing and its overall plan and cost estimations will continue to evolve, as new information becomes available. The Fund's analysis of its Year 2000 issues is based on information from third party suppliers; there can be no assurance that such information is accurate or complete.

     The failure of the DGP or third parties to be fully Year 2000 compliant for essential systems and equipment by January 1, 2000 could result in interruptions of normal business work operations. The Fund's potential risks include (I) the inability to deliver patient care related services in the Fund's facilities,
(ii) the delayed receipt of reimbursement from the Federal or State governments, private payors or intermediaries, (iii) the failure of security

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


Item 7. Management's Discussion and Analysis of Financial Condition
             and Results of Operations (continued)

Year 2000 Compliance (continued)

systems, elevators, heating systems or other operational systems and equipment of the Fund's facilities and (iv) the inability to receive critical equipment and supplies from vendors. Each of these events could have a material adverse affect on the Fund's business, results of operations and financial condition.

     Contingency plans for the DGP's Year 2000-related issues continue to be developed and include, but are not limited to, identification of alternate suppliers, alternate technologies and alternate manual systems. The DGP is planning to have contingency plans completed for essential systems and equipment by June 30, 1999; however, there can be no assurance that it will meet this objective by such date or by January 1, 2000.

     The Year 2000 disclosure set forth above is intended to be a "Year 2000 Statement" as such term is defined in the Year 2000 Information and Readiness Disclosure Act of 1998 (the "Year 2000 Act") and, to the extent such disclosure relates to Year 2000 processing of the Fund or to products or services offered by the Fund, is also intended to be "Year 2000 Disclosure" as such term is defined in the Year 2000 Act.

New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The adoption of this accounting standard in fiscal 1998 had no impact on the Fund.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-up Activities. The Fund does not believe either of these statements have an impact on the 1998 financial statements.


Item 8.  Financial Statements and Supplementary Data

Index to Financial Statements:
                                                                    Page(s)
                                                                 Annual Report

     Independent Auditors' Report                                         3
     Consolidated Balance Sheets                                          4
     Consolidated Statements of Earnings                                  5
     Consolidated Statements of Partners' Capital (Deficit)               6
     Consolidated Statements of Cash Flows                                7
     Notes to Consolidated Financial Statements                        8-13



Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

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

The Development General Partner

     Meridian Healthcare Investments, Inc., the Development General Partner, is a Maryland corporation. On November 30, 1993, Genesis acquired substantially all the assets of Meridian, Inc., Meridian Healthcare (" MHC") and their affiliated entities, including all the stock of the Fund's Development General Partner. As part of the acquisition, MHC, the manager of the Fund's seven nursing centers, continues to operate the facilities pursuant to management agreements. Since completion of the Meridian transaction, Genesis operates primarily in five regional markets in which over 11,100,000 people over the age of 65 reside. The networks include 326 eldercare centers with approximately 42,200 beds; nine primary care physician clinics; approximately 85 physicians, physician assistants and nurse practitioners; 11 medical supply distribution centers serving over 1,000 eldercare centers with over 80,000 beds; an integrated NeighborCareSM pharmacy operation with over $900,000,000 in annualized revenues, including 79 long-term care pharmacies serving approximately 263,000 institutional beds; 34 community-based pharmacies; infusion therapy services; and certified rehabilitation agencies providing services through over 600 contracts. The Company also provides diagnostic and hospitality services in selected markets and operates a group purchasing organization. Genesis has concentrated its eldercare networks in five geographic regions in order to achieve operating efficiencies, economies of scale and significant market share. The five geographic markets that Genesis principally serves are: New England Region (Massachusetts/Connecticut/New Hampshire/Vermont/Rhode Island); Midatlantic Region (Greater Philadelphia/Delaware Valley); Chesapeake Region (Southern Delaware/Eastern Shore of Maryland/Baltimore, Maryland/Washington D.C./Virginia); Southern Region (Central Florida); and Allegheny Region (West Virginia/Western Pennsylvania/Eastern Ohio/Illinois/Wisconsin). The Company believes that it is the largest operator of eldercare center beds in the states of New Hampshire Massachusetts, New Jersey, Pennsylvania, Maryland and West Virginia.

     The following individuals are the directors and principal officers of Meridian Healthcare Investments, Inc.:

     Michael R. Walker, age 50, is President and a Director of the Development General Partner and is a co-founder of Genesis and has served as Chairman and Chief Executive Officer of Genesis since its inception in 1985. In 1998, Mr. Walker became the Chairman of the Board of Trustees of ElderTrustsm, a healthcare related real estate investment trust. In 1981, Mr. Walker co-founded Health Group Care Centers ("HGCC"). At HGCC, he served as Chief Financial Officer and, later, as President and Chief Operating Officer. Prior to its sale in 1985, HGCC operated nursing homes with 4,500 nursing beds in 12 states. From 1978 to 1981, Mr. Walker was the Vice President and Treasurer of AID Healthcare Centers, Inc. ("AID"). AID, which owned and operated 20 nursing centers, was co-founded in 1977 by Mr. Walker as the nursing home division of Hospital
Affiliates International ("HAI"). Mr. Walker holds a Master of Business Administration degree from Temple University and a Bachelor of Arts in Business Administration from Franklin and Marshall College. Mr. Walker serves on the Board of Directors of Renal Treatment Centers, Inc. and the Board of Trustees of Universal Health Realty and Income Trust.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

The Development General Partner (continued)

     Richard R. Howard, age 50, is a Director of the Development General Partner and has served as a Director of Genesis since its inception in 1985, as President from June 1986 to November 1998 and as Vice Chairman since November 1998. From June, 1986 through March, 1998, Mr. Howard served as President and Chief Operating Officer of Genesis. He joined Genesis in September, 1985 as Vice President of Development. Mr. Howard's background in healthcare includes two years as the Chief Financial Officer of HGCC. Mr. Howard's experience also includes over ten years with Fidelity Bank, Philadelphia, Pennsylvania and one year with Equibank, Pittsburgh, Pennsylvania. Mr. Howard is a graduate of the Wharton School, University of Pennsylvania, where he received a Bachelor of Science degree in Economics in 1971.

     George V. Hager, Jr., age 43, is Vice President and Treasurer of the Development General Partner and is Senior Vice President and Chief Financial Officer of Genesis. Mr. Hager was previously partner in charge of the health-care practice for KPMG LLP in the Philadelphia office. Mr. Hager began his career at KPMG LLP in 1979 and has over fifteen years of experience in the healthcare industry. Mr. Hager received a Bachelor of Arts degree in Economics from Dickinson College in 1978 and a Master of Business Administration degree from Rutgers Graduate School of Management. He is a certified public accountant and a member of the AICPA and PICPA.

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

     The following individuals are the directors and principal officers of the Administrative General Partner:

     John M. Prugh, age 50, has been a Director and President of the Administrative General Partner since 1988, and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1984. Mr. Prugh graduated from Gettysburg College in 1970, and was designated a Certified Property Manager by the Institute of Real Estate Management in 1979. He has worked in property management for H. G. Smithy Co., in Washington, D.C., and Dreyfuss Bros., Inc. in Bethesda, Maryland. Since 1977, Mr. Prugh has been involved in managing, administering, developing and selling real estate investment projects sponsored by Alex. Brown Realty, Inc. and its subsidiaries.

     Peter E. Bancroft, age 46, has been a Director and Vice President of the Administrative General Partner since 1988 and a Senior Vice President of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1983. Mr. Bancroft graduated from Amherst College in 1974, attended the University of Edinburgh, and received a J.D. degree from the University of Virginia School of Law in 1979. Prior to joining Alex. Brown Realty, Inc. in 1983, Mr. Bancroft held legal positions with Venable, Baetjer and Howard and T. Rowe Price Associates, Inc.

     Terry F. Hall, age 52, has been the Secretary of the Administrative General Partner and a Vice President and Secretary of, and Legal Counsel for, Alex. Brown Realty, Inc. since 1989. Mr. Hall graduated from the University of
Nebraska-Lincoln in 1968, and received a J.D. degree from the University of Pennsylvania Law School in 1973. Prior to joining Alex. Brown Realty, Inc. in 1986, Mr. Hall was a Partner at the law firm of Venable, Baetjer and Howard from 1981 to 1986 and an associate at the same firm from 1973 to 1981.

     Timothy M. Gisriel, age 42, has been the Treasurer of the Administrative General Partner and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1990. He was Controller of Alex. Brown Realty, Inc. and Armata Financial Corp. from 1984 through 1990. Mr. Gisriel graduated from Loyola College in 1978 and received his Masters of Business Administration degree from the Robert G. Merrick School of Business, University of Baltimore in 1993. Prior to joining Alex. Brown Realty, Inc. in 1984, Mr. Gisriel was an audit supervisor in the Baltimore office of Coopers & Lybrand. He is a Maryland Certified Public Accountant.
                                      -15-

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

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

     On December 15, 1998 the Fund signed a letter of intent with the Development General Partner for the proposed sale of the limited and general partnership interests of the Fund's operating partnerships, which if consummated would have resulted in a change of control of the registrant. On March 30, 1999 Genesis informed the Fund that it terminated the letter of intent.


Item 13.  Certain Relationships and Related Transactions

     The General Partners and their affiliates have and are permitted to engage in transactions with the Fund. For a summarization of fees paid during 1998, 1997 and 1996, and to be paid to the General Partners and their affiliates at December 31, 1998, see Note 3, "Related Party Transactions" in Item 8. Financial Statements, herein.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) 1. Financial Statements: see Index to Financial Statements and Supplementary Data in Item 8 on Page 13.

         2. Financial Statement Schedules: Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1998, 1997 and 1996. All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         3.  Exhibits:

             (3, 4) Limited Partnership Agreement on pages 1 through 41 of Exhibit A to the Fund's Prospectus, and the Fund's Registration Statement on Form S-1 (File No. 33-19277) included herein by reference.

             (13)   Annual Report for 1998.

     (b) Reports on Form 8-K:   None.

Meridian Healthcare Growth and Income Fund Limited Partnership
Independent Auditors' Report

To the Partners of Meridian Healthcare Growth and Income
Fund Limited Partnership

Under date of February 5, 1999, we reported on the consolidated balance sheets of Meridian Healthcare Growth and Income Fund Limited Partnership as of December 31, 1998 and 1997, and the related consolidated statements of earnings, partners' capital (deficit) and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the annual report on Form 10K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Form 10K. This consolidated financial statement schedule is the responsibility of the Fund's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits. In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                        /s/   KPMG LLP

Philadelphia, Pennsylvania
February 5, 1999

Meridian Healthcare Growth and Income Fund Limited Partnership
          Valuation and Qualifying Accounts
     Years Ended December 31, 1998, 1997 and 1996
                (Dollars in Thousands)

                     Schedule II

                                                      Balance at Beginning  Charged to                Balance at End
                     Description                            of Period       Operations  Deductions(1)   of Period

Year Ended December 31, 1998                                           $513         252          (286)          $479
Allowance for Doubtful Accounts

Year Ended December 31, 1997                                           $551         351          (389)          $513
Allowance for Doubtful Accounts

Year Ended December 31, 1996                                           $440         376          (265)          $551
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


                                     MERIDIAN HEALTHCARE GROWTH AND INCOME
                                             FUND LIMITED PARTNERSHIP


DATE:   3/29/99                      BY:   /s/  John M. Prugh
                                         John M. Prugh
                                         President and Director
                                         Brown-Healthcare, Inc.
                                         Administrative General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed by the following in the capacities and on the dates indicated.




DATE:    3/29/99                     By:    /s/  John M. Prugh
                                         John M. Prugh
                                         President and Director
                                         Brown-Healthcare, Inc.
                                         Administrative General Partner


DATE:    3/22/99                     By:   /s/  Peter E. Bancroft
                                         Peter E. Bancroft
                                         Vice President and Director
                                         Brown-Healthcare, Inc.
                                         Administrative General Partner


DATE:    3/22/99                     By:   /s/  Terry F. Hall
                                         Terry F. Hall
                                         Secretary
                                         Brown-Healthcare, Inc.
                                         Administrative General Partner


DATE:    3/18/99                     By:  /s/  Timothy M. Gisriel
                                         Timothy M. Gisriel
                                         Treasurer
                                         Brown-Healthcare, Inc.
                                         Administrative General Partner

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

DATE:  3/25/99                      BY:   /s/  Michael R. Walker
                                         Michael R. Walker
                                         President and Director
                                         Meridian Healthcare Investments, Inc.
                                         Development General Partner



DATE:  3/25/99                      BY:   /s/  Richard R. Howard
                                         Richard R. Howard
                                         Director
                                         Meridian Healthcare Investments, Inc.
                                         Development General Partner




DATE:  3/26/99                      BY:   /s/  George V. Hager, Jr.
                                         George V. Hager, Jr.
                                         Vice President and Treasurer
                                         Meridian Healthcare Investments, Inc.
                                         Development General Partner