Form 10-Q
period 1999-03-31
MERIDIAN HEALTHCARE GROWTH & INCOME FUND LTD PARTNERSHIP
filed 1999-05-14
CIK 826682

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


(Mark One)
{ X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1999

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to


For Quarter Ended   March 31, 1999       Commission file number   000-17596

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

                    Yes     X                             No

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                                      INDEX

                                                                       Page No.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS                     2

Part I.  Financial Information


     Item 1.  Financial Statements

              Consolidated Balance Sheets                                     3
              Consolidated Statements of Operations                           4
              Consolidated Statements of Partners' Capital                    5
              Consolidated Statements of Cash Flows                           6
              Notes to Consolidated Financial Statements                      7


     Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations             8-12


     Item 3.  Quantitative and Qualitative Disclosures
                 About Market Risk                                           13

Part II.   Other Information


     Item 1. through Item 6.                                                 13

     Signatures                                                              14

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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                                 March 31, 1999
                                   (Unaudited)


NOTE 1 - THE FUND AND BASIS OF PREPARATION

The Fund, through its seven operating partnerships, derives substantially all of its revenue from extended healthcare provided to nursing center residents including room and board, nursing care, drugs and other medical services.

The accompanying consolidated financial statements of Meridian Healthcare Growth and Income Fund Limited Partnership (the "Fund") do not include all of the information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The unaudited interim financial information contained in the consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the 1998 Annual Report.


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

     Transactions with these related parties for the three months ended March 31, 1999 and 1998 are as follows:

                                                         1999             1998

         Management and administration fees         $ 800,000               $ 798,000
         Drug and medical supplies purchases          610,000                 613,000
         Nursing and rehabilitation services          669,000               1,203,000
         Interest expense on borrowings                23,000                  23,000

Loans outstanding under an arrangement with the Development General Partner to fund operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers were $1,099,000 at March 31, 1999 and $1,086,000 at December 31, 1998.


NOTE 3 - DEBT

On March 3, 1998, the Fund entered into a renewal commitment with a bank to refinance all of the existing indebtedness. Under the terms of the refinancing, the mortgages will mature on February 28, 2000 and will bear interest at LIBOR (5.07% at March 31, 1999) plus 1.55%. The refinancing also extended the $4,000,000 line of credit commitment until February 28, 2000. There were no borrowings outstanding under the line of credit commitment at March 31, 1999.


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

         On March 3, 1998, the Fund entered into a renewal commitment with a bank to refinance all of the existing indebtedness. Under the terms of the refinancing, the mortgages will mature on February 28, 2000 and will bear interest at LIBOR plus 1.55%. The refinancing will also extend the line of credit commitment until February 28, 2000. The Fund has a $4,000,000 line of credit which is designated for working capital needs and is primarily secured by the accounts receivable of the Fund. At March 31, 1999, there were no outstanding borrowings under this line of credit.

         The Fund has classified the balance of the long-time debt as a current liability on the March 31, 1999 balance sheet as a result of its February 28, 2000 maturity date. The Fund's managers are in discussion regarding several financial options for the repayment or extension of the loan balances and line of credit.

         Between 1988 and 1989 the Development General Partner loaned the Fund $597,000 to support operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers during each center's first two years of operation. Loans outstanding under this arrangement, including interest at 9% per annum, were $1,099,000 at March 31, 1999. The Fund is obligated to repay these loans when certain specified financial criteria are met, the most significant of which is the payment of a preferred return to the assignee limited partners as defined in the Fund's partnership agreement.

         On March 30, 1999, Genesis Health Ventures, Inc., ("Genesis"), an affiliate of the Development General Partner, informed the Fund that it had terminated its December 15, 1998 letter of intent to purchase the limited and general partnership interests of the operating partnerships (the "Proposed Sale") for approximately $70 million. Pursuant to terms of the Proposed Sale, the Fund had agreed to not make distributions to the partners through the closing date. Following notification of Genesis' termination of the Proposed Sale, the Fund made its fourth quarter 1998 distribution (normally made in February) totaling $826,410 on April 15, 1999.

         On May 13, 1999, the Fund made its first quarter 1999 cash distribution of $826,410 to its partners. This distribution was funded by first quarter 1999 operations after payment of approximately $119,000 of upper tier expenses.

         Based on operations through the first quarter and the 1999 budget, distributions to partners are expected to remain at current levels and be funded from the cash flow of the seven nursing facilities. The major challenge to the Fund in the foreseeable future is to control operating expenses in light of Medicare's conversion to the Prospective Payment System, to maintain a favorable quality mix of patients and to increase the overall census at each of the facilities.

Results of Operations

         Net earnings for the Fund were $794,000 for the three months ended March 31, 1999 as compared to $596,000 for the same period in 1998. The growth in earnings is primarily the result of cost controls implemented in response to the Medicare Prospective Payment System.

         Overall revenue of $12,307,000 decreased $165,000 or (1.3%) for the three months ended March 31, 1999 compared to the same period in 1998 primarily due to a decrease in overall census and decreased revenue from the Medicare Part B program. Census declines in Private, Medicaid and Veterans Administration patients resulted in a decline in the average occupancy level for the Fund's seven operating facilities from 92% during the first quarter of 1998 to 89.5% during the first quarter of 1999. The decline in census resulted in a revenue reduction of approximately $248,000 during the first quarter of 1999 when compared to first quarter of 1998. Medicare Part B revenue decreased

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP



                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of Operations (continued)

approximately $161,000 due to lower utilization and charges resulting from the January 1, 1999 transition to the Medicare Prospective Payment System (PPS). Partially offsetting the decline in census and Part B utilization is an increase in overall room rates, which reflected an increase of approximately 1.9%. This increase resulted in a revenue increase of approximately $244,000 during the first quarter of 1999 when compared to the first quarter of 1998.

         Operating costs decreased 323,000 or 3.3% in the first quarter of 1999 as compared to the same period in 1998. Salary and wages increased as a result of inflation. Offsetting this increases was a significant decrease in the cost of ancillary services. Overall ancillary expense decreased 38% during the first quarter of 1999 when compared to the same period in 1998. This decrease is primarily due to a decrease in the cost of physical, speech, occupational and respiratory therapies. In response to Medicare's conversion to the Prospective Payment System the contracts with the therapy providers were re-negotiated to reduce the cost of therapy.

         During the first quarter of 1999 general and administrative costs were $251,000 representing an increase of $71,000 over the same period in 1998 primarily due to the increased costs of dietary purchased services and increased professional fees incurred to evaluate the letter of intent for the potential sale of the Fund's nursing centers that subsequently has been terminated.

         Interest expense for the first quarter of 1999 decreased $124,000 when compared to the same period in 1998. The decrease is the result of the refinancing of the mortgages at lower interest rates. The refinancing took effect on February 28, 1998.

Legislative and Regulatory Issues

         Legislative and regulatory action has resulted in continuing changes in the Medicare and Medicaid reimbursement programs. The changes have limited, and are expected to continue to limit, payment increases under these programs. Also, the timing of payments made under the Medicare and Medicaid programs is subject to regulatory action and governmental budgetary constraints; in recent years, the time period between submission of claims and payment has increased. Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings and interpretations which may further affect payments made under those programs. Further, the federal and state governments may reduce the funds available under those programs in the future or require more stringent utilization and quality reviews of eldercare centers or other providers. There can be no assurances that adjustments from Medicare or Medicaid audits will not have a material adverse effect on the Fund.

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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



Legislative and Regulatory Issues (continued)

         The Balanced Budget Act also required consolidated billing for skilled nursing facilities. Under the Balanced Budget Act, the skilled nursing facility must submit all Medicare claims for Part A and Part B services received by its residents with the exception of physician, nursing, physical assistant and certain related services, even if such services were provided by outside suppliers. Medicare will pay the skilled nursing facilities directly for all services on the consolidated bill and outside suppliers of services to residents of the skilled nursing facilities must collect payment from the skilled nursing facility. Although consolidated billing was scheduled to begin July 1, 1998 for all services, it has been delayed until further notice for beneficiaries in a Medicare Part A stay in a skilled nursing facility not yet using PPS and for the Medicare Part B stay. There can be no assurance that the Fund will be able to provide skilled nursing services at a cost below the established Medicare level.

         Under PPS, the reimbursement for certain speech, occupational, physical and respiratory therapy services provided to nursing facility patients is a component of the total reimbursement to the nursing facility allowed per patient. Medicare reimburses the skilled nursing facility directly for all rehabilitation services and the outside suppliers of such services to residents of the skilled nursing facility must collect payment from the skilled nursing facility. Under PPS, a per provider limit of $1,500 applies to all rehabilitation therapy services provided under Medicare Part B ($1,500 for physical and speech-language pathology services, and a separate $1,500 for occupational therapy services). Additionally Medicare Part B therapy services are no longer being reimbursed on a cost basis; rather, payment for each service provided is based on fee screen schedules published in November 1998. As a result of the implementation of PPS, the Fund has to date experienced a substantial reduction in Medicare B therapy revenues.

         The Balanced Budget Act also repealed the Boren Amendment federal payment standard for Medicaid payments to Medicaid nursing facilities effective October 1, 1997. The Boren Amendment required Medicaid payments to certain health care providers to be reasonable and adequate in order to cove the costs of efficiently and economically operated health care facilities. States must now use a public notice and comment period in order to determine rates and provide interested parties a reasonable opportunity to comment on proposed rates and the justification for and the methodology used in calculating such rates. There can be no assurance that budget constraints or other factors will not cause states to reduce Medicaid reimbursement to nursing facilities and pharmacies or that payments to nursing facilities and pharmacies will be made on a timely basis. The law also grants greater flexibility to states to establish Medicaid managed care projects without the need to obtain a federal waiver. Although these waiver projects generally exempt institutional care, including nursing facilities and institutional pharmacy services, no assurances can be given that these projects ultimately will not change the reimbursement system for long-term care, including pharmacy services from fee-for-service to managed care negotiated or capitated rates. The Fund anticipates that federal and state governments will continue to review and assess alternative health care delivery systems and payment methodologies.

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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



Year 2000 Compliance

         The Development General Partner ("DGP) has implemented a process to address its Year 2000 compliance issues. The process includes (i) an inventory and assessment of the compliance of the essential systems and equipment of the Fund and of Year 2000 mission critical suppliers, customers, and other third parties, (ii) the remediation of non- compliant systems and equipment, and (iii) contingency planning. The DGP is in the process of conducting its inventory, assessment and remediation of its information technology ("IT") systems and equipment and non-IT systems and equipment (embedded technology) and has completed approximately 90% of its internal inventory and assessment and approximately 70% of the systems and equipment of critical suppliers, customers and other third parties.

         With respect to the Year 2000 compliance of critical third parties, the Fund derives a substantial portion of its revenues from the Medicare and Medicaid programs. Congress' General Accounting Office ("GAO") concluded in September 1998 that it would be highly unlikely that all Medicare systems will be compliant on time to ensure the delivery of uninterrupted benefits and services into the Year 2000. While the Fund does not receive payments directly from Medicare, but from intermediaries, the GAO statement is interpreted to apply as well to these intermediaries. Recently, the HCPA Administrator asserted that all systems necessary to make payments to fiscal intermediaries would be compliant. The Administrator provided further assurance that intermediary systems would also be compliant well in advance of the deadline. Additionally, most intermediaries have reported to the Fund that they are either already compliant or will be prior to the end of 1999. Nonetheless, the DGP intends to actively confirm the Year 2000 readiness status for each intermediary and to work cooperatively to ensure appropriate continuing payments for services rendered to all government-insured patients.

         The DGP is remediating its critical IT and non-IT systems and equipment. The DGP has also begun contingency planning in the event that essential systems and equipment fail to be Year 2000 compliant. The Fund is planning to be Year 2000 compliant for all of its essential systems and equipment by September 30, 1999, although there can be no assurance that it will achieve its objective by such date or by January 1, 2000, or that such potential non-compliance will not have a material adverse effect on the Fund's business, financial condition or results of operations. In addition there can be no assurance that all of the Fund's critical suppliers and other third parties will be Year 2000 compliant by January 1, 2000, or that such potential non-compliance will not have a material adverse effect on the Fund's business, financial condition or results of operations.

         The DGP currently estimates that its aggregate costs directly related to Year 2000 compliance efforts will be approximately $1,400,000, of which approximately $750,000 has been spent through March 31, 1999. The DGP's Year 2000 efforts are ongoing and its overall plan and cost estimations will continue to evolve, as new information becomes available. The Fund's analysis of its Year 2000 issues is based in part on information from third party suppliers; there can be no assurance that such information is accurate of complete.

         The failure of the DGP or third parties to be fully Year 2000 compliant for essential systems and equipment by January 1, 2000 could result in interruptions of normal business work operations. The Fund's potential risks include (i) the inability to deliver patient care related services in the Fund's facilities and/or in non-affiliated facilities, (ii) the delayed receipt of reimbursement from the Federal or State governments, private payors, or intermediaries, (iii) the failure of security systems, elevators, heating systems or other operational systems and equipment of the Fund's facilities and
(iv) the inability to receive critical equipment and supplies from vendors. Each of these events could have a material adverse affect on the Fund's business, results of operations and financial condition.

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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Year 2000 Compliance (continued)

         The Year 2000 disclosure set forth above is intended to be a "Year 2000 Statement" as such term is defined in the Year 2000 Information and Readiness Disclosure Act of 1998 (the "Year 2000 Act") and, to the extent such disclosure relates to Year 2000 processing of the Fund or to products or services offered by the Fund, is also intended by be "Year 2000 Readiness Disclosure" as such term is defined in the Year 2000 Act.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                          PART I. FINANCIAL INFORMATION


Item 3.     Quantitative and Qualitative Disclosures About Market Risk

         The market risk associated with financial instruments and derivative financial and commodity instruments is the risk of loss from adverse changes in market prices or rates. The Fund's market risk arises primarily from interest rate risk relating to its long-term borrowings which bear interest at LIBOR plus 1.55% of a designated bank. Long-term borrowings are classified as a current liability since they have a February 28, 2000 maturity date. The Fund does not expect that it will make borrowings under its line of credit and intends to continue reducing the outstanding balance of its long-term borrowings in accordance with its amortization schedule. Assuming that the outstanding balance were to remain unchanged from that at March 31, 1999 ($23,128,000) a 1% increase in the LIBOR rate of interest would reduce the Fund's net earnings by approximately $231,000 on an annualized basis.




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


                                MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                                      LIMITED PARTNERSHIP




DATE:    5/14/99                By:         /s/ John M.  Prugh
                                         John M. Prugh
                                         President and Director
                                         Brown-Healthcare, Inc.
                                         Administrative General Partner




DATE:    5/14/99                By:        /s/ Timothy M.  Gisriel
                                         Timothy M. Gisriel
                                         Treasurer
                                         Brown-Healthcare, Inc.
                                         Administrative General Partner