Form 10-Q
period 1999-06-30
MERIDIAN HEALTHCARE GROWTH & INCOME FUND LTD PARTNERSHIP
filed 1999-08-11
CIK 826682

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


(Mark One)
{ X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 1999

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to


For Quarter Ended   June 30, 1999       Commission file number   000-17596

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

                    Yes     X                             No

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                                      INDEX

                                                                       Page No.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS                     2

Part I.  Financial Information


     Item 1.  Financial Statements

              Consolidated Balance Sheets                                     3
              Consolidated Statements of Operations                           4
              Consolidated Statements of Partners' Capital                    5
              Consolidated Statements of Cash Flows                           6
              Notes to Consolidated Financial Statements                      7


     Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations             8-13


     Item 3.  Quantitative and Qualitative Disclosures
                 About Market Risk                                           14

Part II.   Other Information


     Item 1. through Item 6.                                                 14

     Signatures                                                              15

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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
                          Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                June 30,
                                                                  1999       December 31,
                                                               (Unaudited)       1998
Assets
Current Assets
 Cash and cash equivalents                                    $     1,970   $      2,928
 Accounts receivable, net                                           7,445          7,279
 Estimated third-party payor settlements                              778            882
 Prepaid expenses                                                     390            565
   Total current assets                                            10,583         11,654

Property and equipment, net of accumulated depreciation            33,413         33,653

Other assets - goodwill, net                                        4,871          4,998

   Total assets                                               $    48,867   $     50,305

Liabilities and Partners' Capital
Current liabilities
 Current portion of long-term debt                            $    22,960   $        720
 Accrued compensation and related costs                               740            941
 Accounts payable and other accrued expenses                        2,285          3,184
 Estimated third  party payor settlements                           2,033          2,093
   Total current liabilities                                       28,018          6,938

Deferred management fee payable                                       875            852
Loan payable to the Development General Partner                     1,111          1,086
Long-term debt                                                        -           22,616
                                                                    1,986         24,554

Partners' capital
 General partners                                                    (128)          (128)
 Assignee limited partners; 1,540,040
  units issued and outstanding                                     18,991         18,941
   Total partners' capital                                         18,863         18,813

   Total liabilities and
    partners' capital                                         $    48,867   $     50,305


          See accompanying notes to consolidated financial statements

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
                      Consolidated Statements of Earnings
                                  (Unaudited)
                 (Dollars in thousands except per unit amounts)

                                                              Three Months Ended    Six Months Ended

                                                              June 30,   June 30,   June 30,   June 30,
                                                                1999       1998       1999       1998


Revenues
 Medicaid and Medicare patients                              $ 10,049   $  9,821   $ 19,785   $ 19,425
 Private patients                                               2,547      2,677      5,083      5,469
 Investment and other income                                       30         57         65        133
                                                               12,626     12,555     24,933     25,027

Expenses
 Operating, including $2,845,  $1,712,
  $4,124 and $3,528 to related parties                          9,766      9,963     19,316     19,836
 Management and administration fees
  to related parties                                              820        825      1,620      1,623
 General and administrative                                       237        204        488        384
 Depreciation and amortization                                    487        483        984        969
 Interest expenses                                                407        399        822        938
                                                               11,717     11,874     23,230     23,750

Net earnings                                                 $    909   $    681   $  1,703   $  1,277


Net earnings per unit of assignee
 limited partnership interest-basic
 (computed based on 1,540,040
  units)                                                     $   0.58   $   0.44   $   1.09   $   0.82


                 See accompanying notes to financial statements

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
                  Consolidated Statements of Partners' Capital
                 For the Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)
                              Dollars in thousands

                                                                        Assignee
                                                             General    Limited
                                                             Partners   Partners    Total



Balance at December 31, 1998                                $   (128)  $ 18,941   $ 18,813

Net earnings                                                      17      1,686      1,703

Distributions to partners                                        (17)    (1,636)    (1,653)

Balance at June 30, 1999                                    $   (128)  $ 18,991   $ 18,863





Balance at December 31, 1997                                $   (153)  $ 16,504   $ 16,351

Net earnings                                                      13      1,264      1,277

Distributions to partners                                        (17)    (1,636)    (1,653)

Balance at June 30, 1998                                    $   (157)  $ 16,132   $ 15,975


          See accompanying notes to consolidated financial statements

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
                     Consolidated Statements of Cash Flows
                       For the Six Months Ended June 30,
                                  (Unaudited)
                             (Dollars in thousands)

                                                                 1999       1998

Cash flows from operating activities
 Net earnings                                                 $  1,703   $  1,277
 Adjustments to reconcile net earnings to net
  cash provided by operating activities
   Depreciation and amortization                                   984        969
   Minority interest in net earnings of operating
    partnerships                                                    19         12
   Increase in loan payable to Development General Partner          25         26
   Increase in deferred management fee payable                      23         21
   Change in other assets and liabilities
    Accounts receivable                                           (185)      (873)
    Estimated third-party payor settlements                         44        834
    Prepaid expenses                                               175        204
    Accrued compensation and related costs                        (201)      (381)
    Accounts payable and other accrued expenses                   (899)       997

Net cash provided by operating activities                        1,688      3,086

Cash flows from investing activities-
 additions to property and equipment                              (617)      (237)


Cash flows from financing activities
 Repayment of long-term debt                                      (376)      (389)
 Distributions to partners                                      (1,653)    (1,653)

Net cash used in financing activities                           (2,029)    (2,042)

Net increase (decrease) in cash and cash equivalents              (958)       807
Cash and cash equivalents
 Beginning of period                                             2,928      2,275

 End of period                                                $  1,970   $  3,082


          See accompanying notes to consolidated financial statements

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                                  June 30, 1999
                                   (Unaudited)

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

     Transactions with these related parties for the three months ended June 30, 1999 and 1998 are as follows:

                                                        1999             1998

         Management and administration fees        $ 820,000          $ 825,000
         Drug and medical supplies purchases       1,370,000            478,000
         Nursing and rehabilitation services       1,475,000          1,234,000
         Interest expense on borrowings               23,000             23,000

Loans outstanding under an arrangement with the Development General Partner to fund operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers were $1,111,000 at June 30, 1999 and $1,086,000 at December 31, 1998.

NOTE 3 - DEBT

On March 3, 1998, the Fund entered into a renewal commitment with a bank to refinance all of the existing indebtedness. Under the terms of the refinancing, the mortgages will mature on February 28, 2000 and will bear interest at LIBOR (5.07% at March 31, 1999) plus 1.55%. The refinancing also extended the $4,000,000 line of credit commitment until February 28, 2000. There were no borrowings outstanding under the line of credit commitment at June 30, 1999.

The Fund has classified the balance of the long-term debt as a current liability on the June 30, 1999 balance sheet as a result of its February 28, 2000 maturity date. The Fund's managers are in discussion regarding several options for the extension of the loan balances and line of credit.

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

         On March 3, 1998, the Fund entered into a renewal commitment with a bank to refinance all of the existing indebtedness. Under the terms of the refinancing, the mortgages will mature on February 28, 2000 and will bear interest at LIBOR plus 1.55%. The refinancing also extended the line of credit commitment until February 28, 2000. The Fund has a $4,000,000 line of credit which is designated for working capital needs and is primarily secured by the accounts receivable of the Fund. At June 30, 1999, there were no outstanding borrowings under this line of credit.

         The Fund has classified the balance of the long-term debt as a current liability on the June 30, 1999 balance sheet as a result of its February 28, 2000 maturity date. The Fund's managers are in discussion regarding several options for the extension of the loan balances and line of credit.

         Between 1988 and 1989 the Development General Partner loaned the Fund $597,000 to support operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers during each center's first two years of operation. Loans outstanding under this arrangement, including interest at 9% per annum, were $1,111,000 at June 30, 1999. The Fund is obligated to repay these loans when certain specified financial criteria are met, the most significant of which is the payment of a preferred return to the assignee limited partners as defined in the Fund's partnership agreement.

         On August 12, 1999, the Fund will make its second quarter 1999 cash distribution of $826,410 to its partners. This distribution will be funded by second quarter 1999 operations after payment of approximately $117,360 of upper tier expenses.

         Based on operations through the second quarter and the 1999 budget, distributions to partners are expected to remain at current levels and be funded from the cash flow of the seven nursing facilities. The major challenge to the Fund in the foreseeable future is to control operating expenses in light of Medicare's conversion to the Prospective Payment System ("PPS"), to maintain a favorable quality mix of patients and to increase the overall census at each of the facilities.

Results of operations

      Three Months Ended June 30, 1999 vs. Three Months Ended June 30, 1998

         Net earnings were $909,000 for the three months ended June 30, 1999 compared to $681,000 for the same period in the prior year, representing an increase of $228,000 or 33.5%.

         The Fund's second quarter 1999 revenues of $12,626,000 increased $71,000 or .6% over the same period in 1998. Medicare and Medicaid revenues increased while revenues from Private and Investment and other income reflected declines.

         Medicaid and Medicare revenues increased $228,000 for the three months ended June 30, 1999 compared to the same period in 1998. This increase is primarily the result of an increase in the number of Medicare days and an increase in Medicaid rates. The Medicare census increased 1,641 days or approximately 17.6% for the second quarter of 1999 compared to 1998 resulting in increased revenue of $474,000. Medicaid rates increased approximately 8.3% representing an increase in revenue of approximately $533,000 for the second quarter of 1999 compared to the same period in 1998. Partially offsetting these increases has been a decrease in Medicare Part B revenue of $160,000, a decrease in Medicaid census of 4,067 days which resulted in a decrease in revenue of $416,000 and a decrease in Medicare rates which negatively impacted revenue by approximately $203,000.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP



                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of operations (continued)

         Private revenue of $2,547,000 for the second quarter of 1999 decreased $130,000 or 4.8% when compared to the second quarter of 1998. This decrease is primarily the result of a decrease in Private and Veterans Administration (VA) patient days and a decrease in insurance rates. Private and VA census decreased 387 and 801 days, in the second quarter of 1999 compared to the same period as the prior year. Partially offsetting these census decreases was an increase in Insurance census of 334 days. In the aggregate, the census variances for Private, VA and Insurance resulted in a decrease in revenue of $59,000. The average insurance rate decreased approximately 4.8% in the second quarter of 1999 compared to the second quarter of 1998. This insurance rate decline resulted in an overall revenue decrease of approximately $40,000.

         Second quarter 1999 expenses of $11,717,000 decreased $157,000 or 1.3% from the three months ended June 30, 1998.

         Operating expenses decreased $197,000 primarily due to a decrease in the cost of ancillary services. Ancillary expenses overall decreased $475,000 for the second quarter of 1999 compared to the same period in 1998. This decrease is primarily due to a decrease in the cost of Physical, Speech, Occupational and Respiratory therapies. In response to the transition to Medicare's PPS, the contracts with the therapy providers were renegotiated at lower rates. Offsetting the decrease in ancillary expense is an increase in Salaries & Wages and Benefits of $318,000 for the three months ended June 30, 1999 compared to the same period in 1998. This represents a 5% increase and is primarily the result of annual salary and wage increases.

         General and Administrative expense of $237,000 increased $33,000 or approximately 16% during the second quarter of 1999 compared to the second quarter of 1998, due to an increase in administrative purchased services costs incurred for licenses and certifications.

        Six Months Ended June 30, 1999 vs. Six Months Ended June 30, 1998

         Net earnings for the six months ended June 30, 1999 of $1,703,000 increased $426,000 or 33.4% over the same period in 1998.

         Fund revenues decreased $94,000 or .4% during the six months ended June 30, 1999 compared to the same period in the prior year. This overall decrease is the result of a decline in census and a decrease in Medicare Part B revenue. Overall census has declined 6,015 days for the six months ended June 30, 1999 compared to the same period in 1998. Private, Medicaid and Veterans reflected census declines of 1,772 days, 5,752 days and 1,346 days respectively. Partially offsetting these declines were census increases for insurance of 573 and Medicare of 2,282. The decline in census resulted in a revenue reduction of approximately $190,000 during the six months ended June 30, 1999 compared to the same period in the prior year. Medicare B revenue decreased approximately $320,000 due to lower utilization and charges resulting from the January 1, 1999 transition to the Medicare PPS. Partially offsetting the decline in census and Medicare Part B revenue has been an overall increase in rates which grew approximately 1.7% resulting in increased revenue of approximately $416,000 for the six months ended June 30, 1999 compared to the same period in 1998.

         Overall expenses decreased $520,000 or 2.18% to $23,230,000 for the six months ended June 30, 1999 compared to $23,750,000 for the same period in 1998.

         Operating expenses of $19,316,000 decreased $520,000 or 2.6% for the six months ended June 30, 1999 compared to the six months ended June 30, 1998, primarily due to a decrease in ancillary expenses. For the six months ended June 30, 1999 ancillary expenses decreased $1,289,000 or 32% compared to the same period in 1998, due primarily to a decrease in the cost of Physical, Speech, Occupational and Respiratory therapies. In response to the transition to PPS, the contracts with the therapy providers were renegotiated at lower rates. Offsetting these cost

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP



                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of operations (continued)

 decreases has been an increase in Salary & Wages and Benefits of $713,000. This increase is primarily due to annual inflationary increases.

         General and Administrative costs increased $104,000 to $488,000 for the six months ended June 30, 1999 compared to the same period in the prior year. This increase is primarily due to an increase in the cost of purchased services in the dietary and administrative departments, an increase in the costs for licenses and certifications and increased professional fees incurred related to the potential sale of the Fund's nursing centers that subsequently was terminated.

         Interest expense decreased $116,000 for the six months ended June 30, 1999 compared to the same period in the prior year. As a result of refinancing the mortgage at lower interest rates. The refinancing took effect on February 28, 1998.


Legislative and Regulatory Issues

         All of the Fund's facilities, to the extent required, are licensed under applicable law. State and local agencies survey the facilities on a regular basis to determine whether the facilities are in compliance with governmental operating and health standards and conditions for participation in government sponsored third party payor programs. On occasion and in the ordinary course of business, the Fund's facilities receive notices of deficiencies for failure to comply with various regulatory requirements. In the case of the College View facility, there have been a series of notices alleging violations. The reviewing agency may take various adverse actions against the College View facility including fines, temporary suspension of admission of new patients, suspension or decertification from participation in the Medicare and Medicaid programs and, in extreme circumstances, revocation of the facility's license. While the resolution of this matter is pending, College View is working to remedy all deficiencies and satisfy the reviewing agency.

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

         Pursuant to the Balanced Budget Act commencing with cost reporting periods beginning on July 1, 1998, PPS began to be phased in for skilled nursing facilities at a per diem rate for all covered Part A skilled nursing facility services as well as many services for which payment may be made under Part B when a beneficiary who is a resident of a skilled nursing facility receives covered skilled nursing facility care. The consolidated per diem rate is adjusted based upon the Resource Utilization Group ("RUG"). In addition to covering skilled nursing facility services, this consolidated payment will also cover rehabilitation and non-rehabilitation ancillary services. Physician services, certain nurse practitioner and physician assistant services, among others, are not included in the per diem rate. For the first three cost reporting periods beginning on or after July 1, 1998, the per diem rate will be based on a blend of a facility specific rate and a federal per diem rate. In subsequent periods, and for facilities first receiving payments for Medicare services on or after October 1, 1995, the federal per diem rate will be used without any facility specific blending.

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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP



                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



Year 2000 Compliance

         The Development General Partner ("DGP) has implemented a process to address its Year 2000 compliance issues. The process includes (i) an inventory and assessment of the compliance of the essential systems and equipment of the Fund and of Year 2000 mission critical suppliers, customers, and other third parties, (ii) the remediation of non- compliant systems and equipment, and (iii) contingency planning. The DGP is in the process of conducting its inventory, assessment and remediation of its information technology ("IT") systems and equipment and non-IT systems and equipment (embedded technology) and has completed approximately 96% of its internal inventory and assessment and approximately 80% of the systems and equipment of critical suppliers, customers and other third parties.

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

         The DGP is remediating its critical IT and non-IT systems and equipment. The DGP has also begun contingency planning in the event that essential systems and equipment fail to be Year 2000 compliant. The Fund is planning to be Year 2000 compliant for all of its essential systems and equipment by October 31, 1999, although there can be no assurance that it will achieve its objective by such date or by January 1, 2000, or that such potential non-compliance will not have a material adverse effect on the Fund's business, financial condition or results of operations. In addition there can be no assurance that all of the Fund's critical suppliers and other third parties will be Year 2000 compliant by January 1, 2000, or that such potential non-compliance will not have a material adverse effect on the Fund's business, financial condition or results of operations.

         The DGP currently estimates that its aggregate costs directly related to Year 2000 compliance efforts will be approximately $1,600,000, of which approximately $1,000,000 has been spent through June 30, 1999. The DGP's Year 2000 efforts are ongoing and its overall plan and cost estimations will continue to evolve, as new information becomes available. The Fund's analysis of its Year 2000 issues is based in part on information from third party suppliers; there can be no assurance that such information is accurate of complete.

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

         Contingency plans for the DGP's Year 2000-related issues continue to be developed and include, but are not limited to, identification of alternate suppliers, alternate technologies and alternate manual systems. The DGP is planning to have contingency plans completed for essential systems and equipment by October 31, 1999; however, there can be no assurance that it will meet this objective by such date or by January 1, 2000.

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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                          PART I. FINANCIAL INFORMATION


Item 3.     Quantitative and Qualitative Disclosures About Market Risk

         The market risk associated with financial instruments and derivative financial and commodity instruments is the risk of loss from adverse changes in market prices or rates. The Fund's market risk arises primarily from interest rate risk relating to its long-term borrowings which bear interest at LIBOR plus 1.55% of a designated bank. Long-term borrowings are classified as a current liability since they have a February 28, 2000 maturity date. The Fund does not expect that it will make borrowings under its line of credit and intends to continue reducing the outstanding balance of its long-term borrowings in accordance with its amortization schedule. Assuming that the outstanding balance were to remain unchanged from that at June 30, 1999 ($22,960,000) a 1% increase in the LIBOR rate of interest would reduce the Fund's net earnings by approximately $230,000 on an annualized basis.






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

                  a)  Exhibits:    Financial Data Schedule

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


                                MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                                      LIMITED PARTNERSHIP




DATE:    8/10/99                By:         /s/ John M.  Prugh
                                         John M. Prugh
                                         President and Director
                                         Brown-Healthcare, Inc.
                                         Administrative General Partner




DATE:    8/10/99                By:        /s/ Timothy M.  Gisriel
                                         Timothy M. Gisriel
                                         Treasurer
                                         Brown-Healthcare, Inc.
                                         Administrative General Partner