Form 10-Q/A
period 1999-03-31
MERIDIAN HEALTHCARE GROWTH & INCOME FUND LTD PARTNERSHIP
filed 1999-09-30
CIK 826682

FORM 10-Q/A



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


                                      INDEX

                                                                        Page No.


Part I.  Financial Information


     Item 1.  Financial Statements

              Consolidated Balance Sheets                                     3
              Consolidated Statements of Operations                           4
              Consolidated Statements of Partners' Capital                    5
              Consolidated Statements of Cash Flows                           6


     Signatures                                                              14

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
                          Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                March 31,
                                                                  1999       December 31,
                                                               (Unaudited)       1998
Assets
Current Assets
 Cash and cash equivalents                                    $     2,199   $      2,928
 Accounts receivable, net                                           7,703          7,279
 Estimated third-party payor settlements                              593            882
 Prepaid expenses                                                     457            565
   Total current assets                                            10,952         11,654

Property and equipment, net of accumulated depreciation            33,432         33,653

Other assets - goodwill, net                                        4,935          4,998

   Total assets                                               $    49,319   $     50,305

Liabilities and Partners' Capital
Current liabilities
 Current portion of long-term debt                            $    23,128   $        720
 Accrued compensation and related costs                               601            941
 Accounts payable and other accrued expenses                        2,547          3,184
 Estimated third  party payor settlements                           2,299          2,093
   Total current liabilities                                       28,575          6,938

Deferred management fee payable                                       864            852
Loan payable to the Development General Partner                     1,099          1,086
Long-term debt                                                          -         22,616
                                                                    1,963         24,554

Partners' capital
 General partners                                                    (128)          (128)
 Assignee limited partners; 1,540,040
  units issued and outstanding                                     18,909         18,941
   Total partners' capital                                         18,781         18,813

   Total liabilities and
    partners' capital                                         $    49,319   $     50,305


          See accompanying notes to consolidated financial statements

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP Consolidated Statements of Earnings For the three months ended March 31,
                                  (Unaudited)
                 (Dollars in thousands except per unit amounts)

                                                               1999      1998

Revenues
 Medicaid and Medicare patients                              $ 9,736   $ 9,604
 Private patients                                              2,536     2,792
 Investment and other income                                      35        76
                                                              12,307    12,472

Expenses
 Operating, including $1,279 and
  $1,816 to related parties                                    9,550     9,873
 Management and administration fees
  to related parties                                             800       798
 General and administrative                                      251       180
 Depreciation and amortization                                   497       486
 Interest expense                                                415       539
                                                              11,513    11,876

Net earnings                                                 $   794   $   596




Net earnings per unit of assignee
 limited partnership interest - basic                        $  0.51   $  0.38
 (computed based on 1,540,040 units)


          See accompanying notes to consolidated financial statements

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
                  Consolidated Statements of Partners' Capital
               For the Three Months Ended March 31, 1999 and 1998
                                   (Unaudited)
                              Dollars in thousands

                                                                        Assignee
                                                             General    Limited
                                                             Partners   Partners    Total



Balance at December 31, 1998                                $   (128)  $ 18,941   $18,813

Net earnings                                                       8        786       794

Distributions to partners                                         (8)      (818)     (826)

Balance at March 31, 1999                                   $   (128)  $ 18,909   $18,781





Balance at December 31, 1997                                $   (153)  $ 16,504   $16,351

Net earnings                                                       6        590       596

Distributions to partners                                         (8)      (818)     (826)

Balance at March 31, 1998                                   $   (155)  $ 16,276   $16,121

          See accompanying notes to consolidated financial statements

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMTIED PARTNERSHIP
                     Consolidated Statements of Cash Flows
                      For the Three Months Ended March 31,
                                  (Unaudited)
                             (Dollars in thousands)

                                                                 1999      1998

Cash flows from operating activities
 Net earnings                                                 $    794   $  596
 Adjustments to reconcile net earnings to net
  cash provided by operating activities
   Depreciation and amortization                                   497      486
   Minority interest in net earnings of operating
    partnerships                                                     9        7
   Increase in loan payable to Development General Partner          13       13
   Increase in deferred management fee payable                      12       10
   Change in other assets and liabilities
    Accounts receivable                                           (433)    (291)
    Estimated third-party payor settlements                        495    1,310
    Prepaid expenses                                               107      123
    Accrued compensation and related costs                        (340)    (439)
    Accounts payable and other accrued expenses                 (1,462)     356

Net cash provided by operating activities                         (308)   2,171

Cash flows from investing activities-
 additions to property and equipment                              (213)    (104)


Cash flows from financing activities
 Repayment of long-term debt                                      (208)    (143)
 Distributions to partners                                           -     (826)

Net cash used in financing activities                             (208)    (969)

Net increase (decrease) in cash and cash equivalents              (729)   1,098
Cash and cash equivalents
 Beginning of period                                             2,928    2,275

 End of period                                                $  2,199   $3,373


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


                                MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                               LIMITED PARTNERSHIP




DATE:    9/30/99                By:         /s/ John M.  Prugh
                                    John M. Prugh
                                    President and Director
                                    Brown-Healthcare, Inc.
                                    Administrative General Partner




DATE:    9/30/99                By:        /s/ Timothy M.  Gisriel
                                    Timothy M. Gisriel
                                    Treasurer
                                    Brown-Healthcare, Inc.
                                    Administrative General Partner