Form 10-Q
period 1999-09-30
MERIDIAN HEALTHCARE GROWTH & INCOME FUND LTD PARTNERSHIP
filed 1999-11-12
CIK 826682

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


(Mark One)
{ X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1999

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to


For Quarter Ended   September 30, 1999       Commission file number   000-17596

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

                    Yes     X                             No

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                                      INDEX
                                                                      Page No.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS                 2

Part I.  Financial Information


     Item 1.  Financial Statements

              Consolidated Balance Sheets                                 3
              Consolidated Statements of Earnings                         4
              Consolidated Statements of Partners' Capital                5
              Consolidated Statements of Cash Flows                       6
              Notes to Consolidated Financial Statements                7-8


     Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations         9-14


     Item 3.  Quantitative and Qualitative Disclosures
                 About Market Risk                                       15

Part II.   Other Information


     Item 1. through Item 6.                                             15

     Signatures                                                          16

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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
                          Consolidated Balance Sheets
                             (Dollars in thousands)

                                                              September 30,
                                                                 1999            December 31,
                                                              (Unaudited)           1998
Assets
Current Assets
 Cash and cash equivalents                                   $     1,531         $     2,928
 Accounts receivable, net                                          7,526               7,279
 Estimated third-party payor settlements                             753                 882
 Prepaid expenses                                                    572                 565
   Total current assets                                           10,382              11,654

Property and equipment, net of accumulated depreciation           33,388              33,653

Other assets - goodwill, net                                       4,808               4,998

   Total assets                                              $    48,578         $    50,305

Liabilities and Partners' Capital
Current liabilities
 Current portion of long-term debt                           $    22,778         $       720
 Accrued compensation and related costs                              460                 941
 Accounts payable and other accrued expenses                       2,390               3,184
 Estimated third  party payor settlements                          2,328               2,093
   Total current liabilities                                      27,956               6,938

Deferred management fee payable                                      885                 852
Loan payable to the Development General Partner                    1,125               1,086
Long-term debt                                                       -                22,616
                                                                   2,010              24,554

Partners' capital
 General partners                                                   (130)               (128)
 Assignee limited partners; 1,540,040
  units issued and outstanding                                    18,742              18,941
   Total partners' capital                                        18,612              18,813

   Total liabilities and
    partners' capital                                        $    48,578         $    50,305



          See accompanying notes to consolidated financial statements

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
                      Consolidated Statements of Earnings
                                  (Unaudited)
                 (Dollars in thousands except per unit amounts)

                                                          Three Months Ended              Nine Months Ended

                                                          September 30,   September 30,   September 30,   September 30,
                                                              1999            1998            1999            1998


Revenues
 Medicaid and Medicare patients                          $      10,210   $      12,030   $      29,995   $      31,455
 Private patients                                                2,397           2,905           7,480           8,374
 Investment and other income                                        38             100             103             233
                                                                12,645          15,035          37,578          40,062

Expenses
 Operating, including $1,718,  $1,664,
  $4,563 and $5,192 to related parties                          10,067           9,998          29,383          29,835
 Management and administration fees
  to related parties                                               822             963           2,442           2,586
 General and administrative                                        232             243             720             627
 Depreciation and amortization                                     522             497           1,506           1,466
 Interest expenses                                                 427             459           1,249           1,396
                                                                12,070          12,160          35,300          35,910

Net earnings                                             $         575   $       2,875   $       2,278   $       4,152


Net earnings per unit of assignee
 limited partnership interest-basic
 (computed based on 1,540,040
  units)                                                 $        0.37   $        1.85   $        1.46   $        2.67



          See accompanying notes to consolidated financial statements

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
                  Consolidated Statements of Partners' Capital
             For the Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)
                              Dollars in thousands

                                             Assignee
                                General       Limited
                               Partners      Partners       Total


Balance at December 31, 1998   $   (128)     $ 18,941      $18,813

Net earnings                         23         2,255        2,278

Distributions to partners           (25)       (2,454)      (2,479)

Balance at September 30, 1999  $   (130)     $ 18,742      $18,612





Balance at December 31, 1997   $   (153)     $ 16,504      $16,351

Net earnings                         42         4,110        4,152

Distributions to partners           (25)       (2,454)      (2,479)

Balance at September 30, 1998  $   (136)     $ 18,160      $18,024


          See accompanying notes to consolidated financial statements

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
                     Consolidated Statements of Cash Flows
                    For the Nine Months Ended September 30,
                                  (Unaudited)
                             (Dollars in thousands)

                                                              1999       1998

Cash flows from operating activities
 Net earnings                                              $  2,278   $  4,152
 Adjustments to reconcile net earnings to net
  cash provided by operating activities
   Depreciation and amortization                              1,506      1,466
   Minority interest in net earnings of operating
    partnerships                                                 26         45
   Increase in loan payable to Development General Partner       39         39
   Increase in deferred management fee payable                   33         31
   Change in other assets and liabilities
    Accounts receivable                                        (273)    (1,076)
    Estimated third-party payor settlements                     364     (1,887)
    Prepaid expenses                                             (7)       (60)
    Accrued compensation and related costs                     (481)      (295)
    Accounts payable and other accrued expenses                (794)     1,097

Net cash provided by operating activities                     2,691      3,512

Cash flows from investing activities-
 additions to property and equipment                         (1,051)      (395)


Cash flows from financing activities
 Loan acquistion costs                                          -          (13)
 Repayment of long-term debt                                   (558)      (548)
 Distributions to partners                                   (2,479)    (2,479)

Net cash used in financing activities                        (3,037)    (3,040)

Net increase (decrease) in cash and cash equivalents         (1,397)        77
Cash and cash equivalents
 Beginning of period                                          2,928      2,275

 End of period                                             $  1,531   $  2,352


          See accompanying notes to consolidated financial statements

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                               September 30, 1999
                                   (Unaudited)


NOTE 1 - THE FUND AND BASIS OF PREPARATION

The Fund owns 98.99% limited partnership interests in each of the seven operating partnerships. The Fund through its seven operating partnerships, derives substantially all of its revenue from extended healthcare provided to nursing center residents including room and board, nursing care, drugs and other medical services.

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

Transactions with these related parties for the three and nine months ended September 30, 1999 and 1998 are as follows:

                                              Three Months Ended                  Nine Months Ended
                                      Sept. 30, 1999   Sept. 30, 1998    Sept. 30, 1999   Sept. 30, 1998

  Management and administration fees     $ 822,000        $ 963,000        $2,442,000       $2,586,000
  Drug and medical supplies purchases      763,000          430,000         2,133,000        1,522,000
  Nursing and rehabilitation services      955,000        1,234,000         2,430,000        3,670,000
  Interest expense on borrowings            21,000           23,000            67,000           69,000


Loans outstanding under an arrangement with the Development General Partner to fund operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers were $1,125,000 at September 30, 1999 and $1,086,000 at December 31, 1998.

NOTE 3 - DEBT

On March 3, 1998, the Fund entered into a renewal commitment with a bank to refinance all of the existing indebtedness. Under the terms of the refinancing, the mortgages will mature on February 28, 2000 and will bear interest at LIBOR (5.34% at September 30, 1999) plus 1.55%. The refinancing also extended the $4,000,000 line of credit commitment until February 28, 2000. There were no borrowings outstanding under the line of credit commitment at September 30, 1999.

The Fund has classified the balance of the long-term debt as a current liability on the September 30, 1999 balance sheet as a result of its February 28, 2000 maturity date. The Fund's managers are in discussion regarding several options for the extension of or refinance of the existing loan balances and line of credit.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                               September 30, 1999
                                   (Unaudited)


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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



Liquidity and Capital Resources

    On March 3, 1998, the Fund entered into a renewal commitment with a bank to refinance all of the existing indebtedness. Under the terms of the refinancing, the mortgages will mature on February 28, 2000 and will bear interest at LIBOR plus 1.55%. The refinancing also extended the line of credit commitment until February 28, 2000. The Fund has a $4,000,000 line of credit which is designated for working capital needs and is primarily secured by the accounts receivable of the Fund. At September 30, 1999, there were no outstanding borrowings under this line of credit.

    The Fund's working capital (excluding long-term debt) decreased $232,000 to $5,204,000 at September 30, 1999 as compared to $5,436,000 at December 31, 1998.
The Fund has classified its long-term debt as a current liability on the September 30, 1999 balance sheet as a result of its February 28, 2000 maturity date. The Fund's managers are pursuing a renewal commitment to refinance all existing indebtedness including the line of credit with both the existing mortgagor and alternative lenders prior to the existing mortgage maturity date of February 28, 2000.

    Cash flow from operating activities was approximately $2,691,000 for the nine months ended September 30, 1999 as compared to $3,512,000 for the same period in 1998. The decrease is primarily the result of favorable Maryland Medicaid cost report settlements (dating back to 1994) that were recognized during the third quarter of 1998.

    Cash used in investing activities for the nine months ended September 30, 1999 was $1,051,000 and is comprised of improvements to the Fund's seven operating facilities. Cash used in financing activities for the nine months ended September 30, 1999 included repayment of long-term debt of $558,000 and distributions to partners of $2,479,000.

    The Fund believes that the short-term liquidity needs will be met through expected cash flow from operations and availability of working capital under the existing line of credit. Long-term liquidity needs will be met through expected cash flow from operations and a refinancing of the existing long-term indebtedness and line of credit capacity.

    Between 1988 and 1989 the Development General Partner loaned the Fund $597,000 to support operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers during each center's first two years of operation. Loans outstanding under this arrangement, including interest at 9% per annum, were $1,125,000 at September 30, 1999. The Fund is obligated to repay these loans when certain specified financial criteria are met, the most significant of which is the payment of a preferred return to the assignee limited partners as defined in the Fund's partnership agreement.

    On or about November 15, 1999, the Fund will make its third quarter 1999 cash distribution of $826,410 to its partners. This distribution will be funded by third quarter 1999 operations and reserves of approximately $315,000. Through the third quarter of 1999, operations have funded 94% of the distributions to partners while the balance was funded by reserves. Preliminary review of the budget for the fourth quarter suggests operations from the seven nursing centers will be sufficient to fully fund a similar distribution at year-end.

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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP



                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of Operations

 Three Months Ended September 30, 1999 vs. Three Months ended September 30, 1998

      Net earnings were $575,000 for the three months ended September 30,1999 as compared to $2,875,000 for the same period in the prior year representing a decrease of $2,300,000.

     The fund's third quarter 1999 revenues of $12,645,000 decreased $2,390,000 or 16% compared to the same period in 1998.

    Medicaid and Medicare revenue decreased $1,820,000 for the three months ended September 30, 1999 as compared to the same period in 1998. The decrease is primarily the result of revisions to cost reimbursement settlements which resulted in an increase to third quarter 1998 revenues of $2,408,000. The majority of the adjustment resulted from the favorable resolution of a Maryland Medicaid issue dating back to 1994. Maryland Medicaid had proposed an audit adjustment reducing the amount of cost allowed for reimbursement of the fees paid to the Fund's manager as the state auditor took the position that the manager was a related party. Upon appeal by the Fund, the State of Maryland determined that the Fund's manager was not a related party and that the fees paid to the manager were reimbursable under the state Medicaid program subject to the applicable cost center ceilings. Contributing positively to the Medicare and Medicaid revenue for the third quarter of 1999 is the Medicare census and Medicaid rates. Medicare revenue increased approximately $461,000 for the third quarter of 1999 compared to the same period in the prior year as the Medicare census increased 2,721 days or 34%. Medicaid revenues increased $127,000 as Medicaid rates increased approximately 4.6% for the quarter ended September 30, 1999 compared to the same period in the prior year.

     Private revenue of $2,397,000 for the third quarter of 1999 decreased $508,000 or 17% when compared to the third quarter of 1998. This decrease is primarily the result of a decrease in Veterans Administration (VA) patient days, private assisted living days and a decrease in insurance rates. For the third quarter of 1999 compared to the same period in 1998 the VA and private assisted living census decreased 522 and 1077 days, respectively, resulting in decreased revenue of approximately $287,000. The average insurance rate decreased approximately 28% for the third quarter of 1999 compared to the third quarter of 1998. This insurance rate decline resulted in an overall revenue decrease of approximately $202,000.

 Third quarter 1999 expenses of $12,070,000 decreased $90,000 from the three months ended September 30, 1998.

    Operating expenses increased $69,000 primarily due to increased contracted nursing service costs, salary & wages, and overall inflationary increases being offset by a reduction in the cost of ancillary services. Contracted services for nursing increased approximately $240,000 for the three months end September 30, 1999 compared to the same period in 1998 resulting from a tightening of the labor market. Wages and benefits increased $135,000 for the third quarter of 1999 compared to same period in 1998, primarily due to annual salary & wage increases. Overall inflationary increases in the operating expenses resulted in additional cost increases of approximately $203,000 or 2% for the third quarter of 1999 compared to the same period in the prior year. Ancillary expenses overall decreased $509,000 for the third quarter of 1999 compared to the same period in 1998. This decrease is primarily due to a decrease in the cost of Physical, Speech, Occupational and Respiratory therapies. In response to Medicare's conversion to the Prospective Payment System, the contracts with the therapy providers were re-negotiated to reduce cost.

     Management and administrative fees to related parties decreased $141,000 for the three months ended September 30, 1999 compared to the same period in 1998. The decrease relates to reduced management fees which are calculated as a percentage of revenue.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of Operations (continued)

  Nine Months Ended September 30, 1999 vs. Nine Months Ended September 30, 1998

     Net earnings for the nine months ended September 30, 1999 of $2,278,000 decreased $1,874,000 or 45.1% over the same period in 1998.

     Fund revenues decreased $2,484,000 or 6.2% during the nine months ended September 30, 1999 as compared to the same period in the prior year. This decrease is principally due to revisions to cost reimbursement settlements which resulted in increased revenues for the nine months ended September 30, 1998 of $2,584,000, of which $528,000 related to the nine months ended September 30, 1998 and the remainder to prior years. The settlement adjustments resulted from a resolution of a Maryland Medicaid reimbursement issue dating back to 1994. Maryland Medicaid had proposed audit adjustments reducing the amount of cost reimbursed for fees paid to the Fund's manager. The Fund received a favorable settlement of this adjustment upon appeal. Additionally, overall census has declined 11,408 days for the nine months ended September 30, 1999 compared with the same period in 1998. Medicaid and Private reflected census declines of 14,716 and 2,400 days, respectively. Partially offsetting these declines were census increases for Insurance of 705 and Medicare of 5,003. The decline in census resulted in a revenue reduction of approximately $1,686,000 during the nine months ended September 30, 1999 as compared to the same period in the prior year. Medicare B revenue decreased approximately $392,000 due to lower utilization and charges resulting from the January 1, 1999 transition to the Medicare Prospective Payment System (PPS). Partially offsetting the decline in census and Medicare Part B revenue has been an overall increase in rates which grew approximately 4.6% resulting in increased revenue of approximately $1,650,000 for the nine months ended September 30, 1999 as compared to the same period in 1998.

     Overall expenses decreased $610,000 or 1.7% to $35,300,000 for the nine months ended September 30, 1999 as compared to $35,910,000 for the same period in 1998.

    Operating expenses of $29,383,000 decreased $452,000 or 1.51% for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This decrease is primarily due to a decrease in ancillary expenses.
For the nine months ended September 30, 1999 ancillary expenses decreased $1,798,000 or 31% compared to the same period in 1998. This decrease is primarily due to a decrease in the cost of Physical, Speech, Occupational and Respiratory therapies. In response to Medicare's conversion to the Prospective Payment System the contracts with the therapy providers were re-negotiated to reduce cost. Offsetting these cost decreases has been an increase in Salary & Wages and Benefits of $849,000 resulting from annual increases and additional cost for contracted nursing of approximately $175,000. Additionally, overall inflationary increases in operating costs increased expenses approximately $322,000.

    Management and administrative fees to related parties decreased $144,000 for the nine months ended September 30, 1999 compared to the same period in 1998. The decrease relates to reduced management fees which are calculated as a percentage of revenue.

    General and Administrative costs increased $93,000 to $720,000 for the nine months ended September 30, 1999 as compared to the same period in the prior year. This increase is primarily due to an increase in the cost of purchased services in the dietary and administrative departments, an increase in the costs for licenses and certifications and increased professional fees incurred related to the potential sale of the Fund's nursing centers.

    Interest expense decreased $147,000 for the nine months ended September 30,1999 as compared to the same period in the prior year. The decrease is the result of refinancing the mortgage at lower interest rates. The refinancing took effect on February 28, 1998.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Legislative and Regulatory Issues

    All of the Fund's facilities, to the extent required, are licensed under applicable law. State and local agencies survey the facilities on a regular basis to determine whether the facilities are in compliance with governmental operating and health standards and conditions for participation in government sponsored third party payer programs. On occasion and in the ordinary course of business, the Fund's facilities receive notices of deficiencies for failure to comply with various regulatory requirements. In the case of the College View facility, there have been a series of notices alleging violations. College View has successfully achieved and maintained compliance with the cited deficiencies and has received notice from the Department of Health and Mental Hygiene that the center is in substantial compliance with the requirements for Long Term Care Facilities.

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

    The DGP is remediating its critical IT and non-IT systems and equipment. The DGP has also begun contingency planning in the event that essential systems and equipment fail to be Year 2000 compliant. The Fund is planning to be Year 2000 compliant for all of its essential systems and equipment by December 31, 1999, although there can be no assurance that it will achieve its objective by such date or by January 1, 2000, or that such potential non-compliance will not have a material adverse effect on the Fund's business, financial condition or results of operations. In addition there can be no assurance that all of the Fund's critical suppliers and other third parties will be Year 2000 compliant by January 1, 2000, or that such potential non-compliance will not have a material adverse effect on the Fund's business, financial condition or results of operations.

    The DGP currently estimates that its aggregate costs directly related to Year 2000 compliance efforts will be approximately $2,000,000, of which approximately $1,800,000 has been spent through September 30, 1999. The DGP's Year 2000 efforts are ongoing and its overall plan and cost estimations will continue to evolve, as new information becomes available. The Fund's analysis of its Year 2000 issues is based in part on information from third party suppliers; there can be no assurance that such information is accurate of complete.

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

    Contingency plans for the DGP's Year 2000-related issues continue to be developed and include, but are not limited to, identification of alternate suppliers, alternate technologies and alternate manual systems. The DGP is planning to have contingency plans completed for essential systems and equipment by November 30, 1999; however, there can be no assurance that it will meet this objective by such date or by January 1, 2000.

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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP



                          PART I. FINANCIAL INFORMATION


Item 3.     Quantitative and Qualitative Disclosures About Market Risk

    The market risk associated with financial instruments and derivative financial and commodity instruments is the risk of loss from adverse changes in market prices or rates. The Fund's market risk arises primarily from interest rate risk relating to its long-term borrowings which bear interest at LIBOR plus 1.55% of a designated bank. Long-term borrowings are classified as a current liability since they have a February 28, 2000 maturity date. The Fund does not expect that it will make borrowings under its line of credit and intends to continue reducing the outstanding balance of its long-term borrowings in accordance with its amortization schedule. Assuming that the outstanding balance were to remain unchanged from that at September 30, 1999 ($22,778,000) a 1% increase in the LIBOR rate of interest would reduce the Fund's net earnings by approximately $229,000 on an annualized basis.





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


                                MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                                      LIMITED PARTNERSHIP




DATE:    11/10/99               By:     /s/ John M.  Prugh
                                    John M. Prugh
                                    President and Director
                                    Brown-Healthcare, Inc.
                                    Administrative General Partner




DATE:    11/10/99               By:    /s/ Timothy M.  Gisriel
                                    Timothy M. Gisriel
                                    Treasurer
                                    Brown-Healthcare, Inc.
                                    Administrative General Partner