Form 10-K
period 1999-12-31
MERIDIAN HEALTHCARE GROWTH & INCOME FUND LTD PARTNERSHIP
filed 2000-03-30
CIK 826682

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

     (Mark One)
     { X }  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 1999

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

                   Yes     X                      No

  As of December 31, 199, there were 1,539,900 Units of Assignee Limited Partnership Interests held by non-affiliates of the Registrant. Because there is not an established public trading market for the Units, the aggregate market value of the Units held by non-affiliates of the Registrant cannot be calculated.

                       Documents Incorporated by Reference

  The Annual Report for 1999 is incorporated by reference.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP




                                      INDEX


                                                                                     Page (s)

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS                                   3

Part I.

         Item 1.    Business                                                              4-5
         Item 2.    Properties                                                            5-7
         Item 3.    Legal Proceedings                                                       7
         Item 4.    Submission of Matters to a Vote of Security Holders                     7


Part II.

         Item 5.    Market for Registrant's Common Equity and Related
                           Stockholder Matters                                            7-8
         Item 6.    Selected Financial Data                                                 8
         Item 7.    Management's Discussion and Analysis of Financial                    9-13
                           Condition and Results of Operations

         Item 7a.   Quantitative and Qualitative Disclosures About Market Risk             13
         Item 8.    Financial Statements and Supplementary Data                            14
         Item 9.    Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure                             14


Part III.

         Item 10.   Directors and Executive Officers of Registrant                      14-16
         Item 11.   Executive Compensation                                                 16
         Item 12.   Security Ownership of Certain Beneficial Owners
                           and Management                                                  16
         Item 13.   Certain Relationships and Related Transactions                         16


Part IV.

         Item 14.   Exhibits, Financial Statement Schedules and
                           Reports on Form 8-K                                          17-19

                           Signatures                                                   20-21


         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


            Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained herein, including certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" concerning the Fund's business outlook or future economic performances, anticipated profitability, revenues, expenses or other financial items together with other statements that are not historical facts are
"forward-looking statements" as that term is defined under the Federal Securities Law. Forward-looking statements are necessarily estimates reflecting the best judgment of the party making such statements based upon correct information and involve a number of risks, uncertainties and other factors which could cause actual results to differ materially from those stated in such statements. Risks, uncertainties and factors which could affect the accuracy of such forward-looking statements are identified in the Fund's Prospectus and the Fund's Registration Statement filed by the Fund with the Securities and Exchange Commission, and forward-looking statements contained herein or in other public statements of the Fund should be considered in light of those factors. There can be no assurance that factors will not affect the accuracy of such forward-looking statements.

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

         The Fund's sole business is its investment in partnerships which own and operate nursing centers that are healthcare facilities licensed by individual states to provide long-term healthcare within guidelines established by the appropriate state health agencies and as directed by each patient's physician. Healthcare and related services from private pay and Medicaid and Medicare patients accounted for approximately 99% of revenues during each of the years in the three-year period ended December 31, 1999.

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

Item 2.  Properties

         The Fund owns Operating Partnership Interests in operating partnerships that own four nursing facilities in the State of Maryland, two nursing facilities in the State of North Carolina, and one nursing facility in New Jersey. The Facilities are described below:

                                                                            Property & Equipment        Patient
                                                                            (before depreciaion)       Revenues
                                                                            at December 31, 1999          1999
  Name and Location                       Description                                (Dollars in thousands)

Facility 1.   Hamilton      A 104-bed nursing facility located on                 $ 4,701               $ 4,625
6040 Harford Road           1.06 acres, constructed in 1972
Baltimore City,             consisting of a "T" shaped two-story
Maryland                    plus partial basement masonry structure
                            containing 22,082 square feet. The facility contains
                            104   comprehensive   care  beds  of  which  14  are
                            Medicare-certified.  There are two private rooms, 15
                            semi-private  rooms,  4  three-person  rooms  and 15
                            four-person rooms.

Facility 2.                 A 250-bed nursing facility located on                  11,001                 9,226
Randallstown                2.83 acres, constructed in 1971
9109 Liberty Road           consisting of a rectangularly-shaped
Randallstown,               two-story plus partial basement masonry
Maryland                    structure containing a total of 72,780
                            square feet. The facility contains 246 comprehensive
                            care  beds of  which 38 are  Medicare-certified  and
                            four   domiciliary   care   beds.   There   are  111
                            semi-private rooms and 28 private rooms.

Facility 3.   Caton Manor   A 184-bed nursing facility located on                   7,772                 8,116
3330 Wilkens Avenue         0.92 acres, constructed in 1972
Baltimore City,             consisting of an "L" shaped four-story
Maryland                    plus basement masonry structure
                            containing a total of 48,660 square
                            feet.  All 184 beds are comprehensive
                            care beds of which 20 are
                            Medicare-certified.  All rooms are
                            semi-private.


         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                                                                                Property &Equipment       Patient
                                                                               (before depreciation)      Revenues

                                                                                at December 31, 1999        1999
                                                                                        (Dollars in Thousands)
     Name and Location                 Description

Facility 4.  Frederick          A 166-bed nursing facility located on 1.13 acres,       7,489              7,038
(Collegeview)                   originally constructed in 1966 consisting of a
400 North Avenue                two-story plus partial basement masonry structure,
Frederick,                      the second floor added in 1968, containing a total
Maryland                        of 52,661 square feet.  The facility contains 156
                                comprehensive   care   beds  of   which  28  are
                                Medicare-  certified.  There are 10  domiciliary
                                care  beds  and  two  non-licensed   residential
                                apartments  which are leased to  persons  who do
                                not require nursing care.

Facility 5.  Mooresville        A 160-bed nursing facility located on 11.38 acres,      5,977               6,907
550 Glenwood Road               originally constructed with 100 beds in 1988 with
Mooresville,                    a 60-bed addition completed in 1992 consisting of
North Carolina                  a one-story slab on grade building containing a
                                total  of  47,657  square  feet.   The  facility
                                contains   130   beds  for   skilled   care  and
                                intermediate  care  residents,  of  which 14 are
                                Medicare  certified.  There  are 30  beds in the
                                Home for the Aged (HA) wing. There are 8 private
                                rooms and 76 semi- private rooms.

Facility 6.  Salisbury          A 180 bed nursing facility located on  6.02 acres,      5,987             7,972
710 Julian Road                 originally constructed with 120 beds in 1988 with
Salisbury,                      a 60-bed addition completed in 1991 consisting of
North Carolina                  a one-story slab on grade building containing a
                                total  of  50,500  square  feet.   The  facility
                                contains   160   beds  for   skilled   care  and
                                intermediate  care  residents,  of  which 28 are
                                Medicare  certified.  There  are 20  beds in the
                                Home  for  the  Aged  (HA)  wing.  There  are 16
                                private rooms and 82 semi- private rooms.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                                                                                 Property &Equipment      Patient
                                                                                 (before depreciation)   Revenues
                                                                                 at December 31, 1999      1999
                                                                                        (Dollars in Thousands)
     Name and Location          Description

Facility 7.  Woodlands          A 140-bed nursing facility located on 6.52 acres,       8,310             7,112
1400 Woodland Avenue            constructed in 1989 consisting of a two-story
Plainfield,                     slab on grade building containing a total of
New Jersey                      54,000 square feet.  The facility contains 120
                                comprehensive nursing home beds, of which 27 are
                                Medicare  certified,  and  20  residential  care
                                beds.   There   are   12   private   rooms,   46
                                semi-private  rooms and 9  four-bed  rooms.  The
                                facility  also   provides   space  for  a  child
                                day-care program.

                                                                                  $    51,237        $    50,996


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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

Item 5.  Market for  Registrant's  Common  Equity and  Related  Stockholder
                          Matters (continued)

         As of December 31, 1999, there were 1,717 holders of Units of the registrant, owning an aggregate of 1,540,040 Units, including 40 Units held by the Assignor Limited Partner. The Fund made four quarterly distributions totaling approximately $3,306,000 in each of the years in the three-year period ended December 31, 1999. See Note 5, "Distributions to Partners and Allocation of Net Income", in Item 8. Financial Statements and Supplementary Data, herein.

Item 6.  Selected Financial Data


                                                                 Years Ended December 31,
                                               1999           1998        1997         1996         1995
                                                    (Dollars in thousands - except per Unit amounts)
Statement of Earnings Data

Net revenue                                   $51,278        $54,108     $49,568      $47,885      $45,398
Operating earnings before capital costs**       6,612          9,594       6,286        5,735        5,937
Net earnings                                    2,865          5,768       2,268        1,722        1,891

Net earnings per assignee Unit-basic        $    1.84      $    3.71   $    1.46    $    1.12    $    1.23


Operating Data

Payor mix (as a percent of revenue):
     Medicaid and Medicare                        84%            80%         77%          77%          75%
     Private                                      16%            20%         23%          23%          25%

Occupancy percentage                            87.9%          91.7%       93.2%        94.3%        94.8%

Patient Days Available                        429,000        429,000     429,000      431,000      430,000


Balance Sheet Data

Total assets                                  $48,646        $50,305     $49,707      $52,255      $51,107
Property and equipment, net of
     accumulated depreciation                  33,346         33,653      34,839       35,680       36,625
Debt, including loan payable to
     Development General Partner               23,742         24,422      25,070       26,576       26,081
Partners' capital                              18,372         18,813      16,351       17,389       18,973

Cash distributions paid per Unit:
     from operations                            $2.12       $   2.12    $   2.12     $   2.12     $   1.88
     from return of capital                      -              -           -            -            .24

     **Capital costs include depreciation, amortization and interest expense.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

Item 7. Management's Discussion and Analysis of Financial Condition
             and Results of Operations

Liquidity and Capital Resources

         On March 3, 1998, the Fund entered into a renewal commitment with its existing lender to refinance all of the existing indebtedness. Under the terms of the refinancing, the mortgages were scheduled to mature on February 28, 2000. On February 28, 2000 the Fund executed a three-month extension with the bank and the existing indebtedness is now scheduled to mature on May 31, 2000. Under the terms of the extension, the mortgages continue to bear interest at LIBOR plus 1.55%. The Fund's managers have secured a new long-term commitment from a bank to refinance the existing indebtedness as well as the Fund's $4,000,000 line of credit (which is designated for working capital needs and is secured primarily by the accounts receivable of the Fund). The Fund's managers believe the refinancing will close prior to the May 31, 2000 maturity date.

         The Fund's working capital (excluding current portion of long-term debt) decreased $519,000 to $4,917,000 at December 31, 1999 as compared to $5,436,000 at December 31, 1998. The Fund has classified its long-term debt as a current liability on the December 31, 1999 balance sheet as a result of its May 31, 2000 maturity date. The Fund has sufficient liquid assets and other available credit resources to satisfy its operating expenditures and anticipated routine capital improvements at each of the seven nursing home facilities.

         Cash flow from operating activities was $5,193,000 for the twelve-month period ended December 31, 1999 as compared to $5,267,000 for the same period of 1998.

         Cash used in investing activities for the twelve-month period ended December 31, 1999 was $1,458,000 and included improvements to the Fund's seven operating facilities. Similar improvements made during 1998 and 1997 were $535,000 and $830,000 respectively. The increase in improvements during 1999 versus the two prior years was primarily the result of three roof replacements (at the Mooresville and Salisbury, North Carolina facilities and at the Randallstown, Maryland facility) and an exterior renovation to improve the facade of the College View, Maryland facility.

         Cash used in financing activities during 1999 included repayment of long term debt of $731,000 and distributions to partners and minority interests totaling $3,421,000. Similar uses of cash totaled $699,000 and $3,380,000, respectively, during 1998.

         The Fund believes that the short-term liquidity needs will be met through expected cash flow from operations and available working capital from the existing line of credit. Long-term liquidity needs will be met through expected cash flow from operations and a refinancing of the existing long-term indebtedness and line of credit capacity.

         Between 1988 and 1999 the Development General Partner loaned the Fund $597,000 to support operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers during each centers' first two years of operation. Loans outstanding under this arrangement, including interest at 9% per annum, were $1,137,000 at December 31, 1999. The Fund is obligated to repay these loans when certain financial criteria are met, the most significant of which is the payment of a preferred return to the assignee limited partners as defined in the Fund's partnership agreement.

         On February 15, 2000 the Fund made its fourth quarter 1999 distribution to partners of $826,410. This distribution was funded by fourth quarter 1999 operations and reserves of approximately $168,000. During 1999 operations funded 90% of the distributions to partners while the balance was funded by reserves. Review of the 2000 budget suggests operations from the seven nursing centers will be sufficient to fund a similar distribution in 2000.

         The major challenge to the Fund in the foreseeable future is to control operating expenses in light of Medicare's conversion to the Prospective Payment System, to maintain a quality mix of patients and to increase the overall census at each of the facilities.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

Item 7. Management's Discussion and Analysis of Financial Condition
             and Results of Operations (continued)

Results of Operations

                   December 31, 1999 versus December 31, 1998

         Overall 1999 revenues of $51,278,000 decreased $2,830,000 or 5.2% from the same period in 1998.

         Revenues of $41,031,000 from Medicaid and Medicare patients for the twelve months ended December 31, 1999 decreased $1,610,000 or 3.7% from the same period in the prior year. This decrease is primarily due to the settlement of a Maryland Medicaid reimbursement issue which resulted in the recognition of approximately $2,100,000 in revenue in fiscal year 1998 which related to cost report years 1994 through 1997. The Maryland Medicaid auditors proposed audit adjustments disallowing a portion of the fees paid to the Fund's managers as the state took the position that the manager was a related party. Upon appeal by the Fund the State of Maryland determined that the Fund's manager was not a related party and the fees paid to the manager were reimbursable under the Medicaid program, subject to the applicable cost center ceilings. Partially offsetting the decrease in Medicaid revenue was growth in Medicare revenue of approximately $870,000 relating to growth in Medicare census. In fiscal year 1999 Medicare census made up 11.5% of the overall census as compared to 9% in fiscal year 1998.

         Revenue from private and other patients decreased $1,156,000 to $9,965,000 in 1999 as compared to $11,121,000 in 1998. This decrease resulted from lower private and veterans administration census and lower insurance and assisted living rates. The average daily Private census decreased ten patients to 105 in 1999 as compared to 115 in 1998. Additionally, the Veterans Administration (VA) average daily census decreased six patients to two in 1999 as compared to eight in 1998. Revenue from Private and VA sources decreased approximately $725,000 from 1998 to 1999. Overall rates for insurance residents decreased approximately 12% as insurance revenue decreased approximately $200,000 in 1999 as compared to 1998. Assisted living revenue declined approximately $230,000 primarily due to a decrease in the applicable Medicaid rates.

         Operating expenses increased $214,000 or less than one percent in fiscal year 1999 as compared to 1998. Salaries wages and benefits increased $960,000 or approximately 3.6% in fiscal year 1999 as compared to the prior year primarily driven by annual cost of living increases. Additionally, overall inflationary increases and higher bad debt charges added additional operating expense of approximately $1,334,000 or 3.3%. Offsetting these increases was a decrease in the cost of ancillary services of $2,080,000 in fiscal 1999 compared to the same period in the prior year. This decrease is primarily due to a decrease in the cost of Physical, Speech, Occupational and Respiratory therapies. In response to Medicare's conversion to the Prospective Payment System contracts with therapy providers were re-negotiated to reduce cost.

         Management and administrative fees decreased $154,000 or approximately 4.3% in 1999 as compared to 1998. This decrease is due to fees paid to the Fund's manager, which are calculated based on net revenues, and are reflective of the revenue decrease in fiscal year 1999 as compared to 1998 previously described.

         General and administrative costs increased $92,000 in fiscal year 1999 as compared to 1998. This increase is primarily due to an increase in the cost of purchased services in the dietary and administrative departments, an increase in the costs of licenses and certifications and increased professional fees incurred related to the potential sale of the Fund's nursing centers.

         Interest expense decreased $125,000 in 1999 as compared to 1998. This decrease is the result of mortgage refinancing at lower interest rates and the effect of principal amortization. The refinancing was completed on February 28, 1998.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

Item 7. Management's Discussion and Analysis of Financial Condition
             and Results of Operations (continued)

Results of Operations (continued)

                   December 31, 1998 versus December 31, 1997

         Overall revenues for the Fund's seven operating partnerships increased by approximately $4,540,000 (or 9.2%) for the year ended December 31, 1998 as compared to the year ended December 31, 1997. This was primarily the result of a favorable outcome to a long-standing Maryland Medicaid reimbursement issue. Maryland Medicaid had proposed an audit adjustment reducing the amount of cost allowed for reimbursement of the fees paid to the Fund's manager as the state auditor took the position that the manager was a related party. Upon appeal by the Fund, the State of Maryland determined that the Fund's manager was not a related party and that fees paid to the manager were reimbursable under the state Medicaid program subject to the applicable cost center ceilings. The resolution of this issue provided increased revenues of approximately $800,000 for current year patient services and approximately $2,100,000 for prior year patient services. A favorable Medicaid cost report settlement in the state of North Carolina added approximately $350,000 to revenue. A favorable Medicare settlement for the three prior years resulted in an increase in revenues of approximately $700,000.

         Census declines of approximately 6,500 days, primarily in private and Medicare, were only partially offset by increases in insurance days. The decline in census days resulted in a revenue reduction of approximately $1,300,000. Year to year price increases (exclusive of the Medicaid and Medicare items discussed above) of approximately 2.3% for Medicaid and 6.0% for Medicare increased revenue by approximately $1,600,000. Year to year price increases in non-skilled and intermediate care units increased revenue by $260,000.

         Profitability for the Fund increased approximately $3,500,000 (or 150%) to $5,768,000 in 1998 as compared to $2,268,000 in 1997. Operating expenses as a percentage of revenue declined to approximately 74% in 1998 versus approximately 80% in 1997 primarily due to the favorable outcome of the reimbursement issues described above. Operating expenses increased approximately $719,000 (or 1.8%) during 1998 versus 1997. Cost efficiencies due to a decline in census of 1.6% were offset by inflationary wages increases and increases in therapy, drug and medical supply expenses. Management and general and administrative expenses increased approximately $513,000 principally due to increased management fees and inflationary changes to general and administrative expenses.

         Interest expense decreased approximately $176,000 (or 8.7%) in 1998 as compared to 1997. This decrease was primarily due to the refinancing at lower interest rates of the facility mortgages effective February 28, 1998.

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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

Item 7. Management's Discussion and Analysis of Financial Condition
             and Results of Operations (continued)

Legislative and Regulatory Issues (continued)

         In  November  1999,  the  Medicare   Balanced  Budget   Refinement  Act
("Refinement Act") was passed in congress. The Refinement Act addresses certain reduction in Medicare reimbursement caused by the 1997 Act, including:

o For covered skilled nursing facility services furnished on or after April 1, 2000, and before October 1, 2000 (or a later date if HCFA does not complete certain mandated reviews of current RUG weightings), for 15 RUG categories, the federal per diem rate will be increased by 20%;

o For fiscal years 2001 and 2002, the federal per diem rates shall be increased by an additional 4%;

o For cost report years beginning on or after January 1, 2000, skilled nursing facilities may waive the PPS transition period and elect to receive 100% of the federal per diem rate;

o Through the cost reporting period beginning in October, 2000, certain specific services (such as prostheses and chemotherapy drugs) may be reimbursed separately from and in addition to the federal per diem rate; and,

o The elimination of the $1,500 cap on rehabilitation therapy services provided under Medicare Part B.

Year 2000 Compliance

         The Fund did not experience any material interruptions of business as a result of the Year 2000 computer problem.

New Accounting Pronouncements

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Fund does not believe this statement will have an impact on the Fund's financial statements.

Outlook

     The major challenge to the Fund in the foreseeable future is to control operating expenses in light of Medicare's conversion to the Prospective Payment System, to maintain a quality mix of patients and to increase the overall census at each of the facilities. Recently, Genesis Health Ventures, Inc. (the parent company of our Development General Partner) announced its intention to restructure the company's capital, following its inability to make certain scheduled debt service payments. This action is not expected to affect the operation or management of the Fund's seven nursing facilities. We are continuing to evaluate disposition alternatives and will keep you advised of any developments.

Item 7a. Quantitative and Qualitative Disclosures About Market Risks

     The market risk associated with financial instruments and derivative financial and commodity instruments is the risk of loss from adverse changes in market prices or rates. The Fund's market risk arises primarily from interest rate risk relating to its long-term borrowings which bear interest at LIBOR plus 1.55% of a designated bank. Borrowings are classified as a current liability since they have a May 31, 2000 maturity date. Assuming that the outstanding balance were to remain unchanged from that at December 31, 1999 a 1% increase in the LIBOR rate of interest would reduce the Fund's net earnings by approximately $226,000 on an annualized basis.

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

The Development General Partner

         Meridian Healthcare Investments, Inc., the Development General Partner, is a Maryland corporation. On November 30, 1993, Genesis acquired substantially all the assets of Meridian, Inc., Meridian Healthcare (" MHC") and their affiliated entities, including all the stock of the Fund's Development General Partner. As part of the acquisition, MHC, the manager of the Fund's seven nursing centers, continues to operate the facilities pursuant to management agreements. Since completion of the Meridian transaction, Genesis operates primarily in five regional markets in which over 14,500,000 people over the age of 65 reside. The networks include 368 eldercare centers with approximately 45,000 beds; approximately 112 physicians, physician assistants and nurse practitioners; 19 medical supply distribution centers serving over 1,000 eldercare centers with over 80,000 beds; an integrated NeighborCareSM pharmacy operation with over $980,000,000 in annualized revenues, including 69 long-term care pharmacies serving approximately 238,000 institutional beds; 34 community-based pharmacies; infusion therapy services; and certified rehabilitation agencies providing services through over 600 contracts. The Company also provides diagnostic and hospitality services in selected markets and operates a group purchasing organization. Genesis has concentrated its eldercare networks in five geographic regions in order to achieve operating efficiencies, economies of scale and significant market share. The five geographic markets that Genesis principally serves are: New England Region (Massachusetts/Connecticut/New Hampshire/Vermont/Rhode Island); Midatlantic Region (Greater Philadelphia/Delaware Valley); Chesapeake Region (Southern Delaware/Eastern Shore of Maryland/Baltimore, Maryland/Washington D.C./Virginia); Southern Region

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

(Central Florida); and Allegheny Region (West Virginia/Western Pennsylvania/ Eastern Ohio/Illinois/Wisconsin). The Company believes that it is the largest operator of eldercare center beds in the states of New Hampshire Massachusetts, New Jersey, Pennsylvania, Maryland and West Virginia.

         The following individuals are the directors and principal officers of Meridian Healthcare Investments, Inc.:

     Michael R. Walker, age 51, is President and a Director of the Development General Partner and is a co-founder of Genesis and has served as Chairman and Chief Executive Officer of Genesis since its inception in 1985. In 1998, Mr. Walker became the Chairman of the Board of Trustees of ElderTrustsm, a healthcare related real estate investment trust. In 1981, Mr. Walker co-founded Health Group Care Centers ("HGCC"). At HGCC, he served as Chief Financial Officer and, later, as President and Chief Operating Officer. Prior to its sale in 1985, HGCC operated nursing homes with 4,500 nursing beds in 12 states. From 1978 to 1981, Mr. Walker was the Vice President and Treasurer of AID Healthcare Centers, Inc. ("AID"). AID, which owned and operated 20 nursing centers, was co-founded in 1977 by Mr. Walker as the nursing home division of Hospital
Affiliates International ("HAI"). Mr. Walker holds a Master of Business Administration degree from Temple University and a Bachelor of Arts in Business Administration from Franklin and Marshall College. Mr. Walker serves on the Board of Directors of Renal Treatment Centers, Inc. and the Board of Trustees of Universal Health Realty and Income Trust.

     Richard R. Howard, age 51, is a Director of the Development General Partner and has served as a Director of Genesis since its inception in 1985, as President from June 1986 to November 1998 and as Vice Chairman since November 1998. From June, 1986 through March, 1998, Mr. Howard served as President and Chief Operating Officer of Genesis. He joined Genesis in September, 1985 as Vice President of Development. Mr. Howard's background in healthcare includes two years as the Chief Financial Officer of HGCC. Mr. Howard's experience also includes over ten years with Fidelity Bank, Philadelphia, Pennsylvania and one year with Equibank, Pittsburgh, Pennsylvania. Mr. Howard is a graduate of the Wharton School, University of Pennsylvania, where he received a Bachelor of Science degree in Economics in 1971.

     George V. Hager, Jr., age 44, is Vice President and Treasurer of the Development General Partner and is Senior Vice President and Chief Financial Officer of Genesis. Mr. Hager was previously partner in charge of the health-care practice for KPMG LLP in the Philadelphia office. Mr. Hager began his career at KPMG LLP in 1979 and has over fifteen years of experience in the healthcare industry. Mr. Hager received a Bachelor of Arts degree in Economics from Dickinson College in 1978 and a Master of Business Administration degree from Rutgers Graduate School of Management. He is a certified public accountant and a member of the AICPA and PICPA.

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

     The following individuals are the directors and principal officers of the Administrative General Partner:

     John M. Prugh, age 51, has been a Director and President of the Administrative General Partner since 1988, and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1984. Mr. Prugh graduated from Gettysburg College in 1970, and was designated a Certified Property Manager by the Institute of Real Estate Management in 1979. He has worked in property management for H. G. Smithy Co., in Washington, D.C., and Dreyfuss Bros., Inc. in Bethesda, Maryland. Since 1977, Mr. Prugh has been involved in managing, administering, developing and selling real estate investment projects sponsored by Alex. Brown Realty, Inc. and its subsidiaries.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

The Administrative General Partner (continued)

     Peter E. Bancroft, age 47, has been a Director and Vice President of the Administrative General Partner since 1988 and a Senior Vice President of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1983. Mr. Bancroft graduated from Amherst College in 1974, attended the University of Edinburgh, and received a J.D. degree from the University of Virginia School of Law in 1979. Prior to joining Alex. Brown Realty, Inc. in 1983, Mr. Bancroft held legal positions with Venable, Baetjer and Howard and T. Rowe Price Associates, Inc.

     Terry F. Hall, age 53, has been the Secretary of the Administrative General Partner and a Vice President and Secretary of, and Legal Counsel for, Alex. Brown Realty, Inc. since 1989. Mr. Hall graduated from the University of
Nebraska-Lincoln in 1968, and received a J.D. degree from the University of Pennsylvania Law School in 1973. Prior to joining Alex. Brown Realty, Inc. in 1986, Mr. Hall was a Partner at the law firm of Venable, Baetjer and Howard from 1981 to 1986 and an associate at the same firm from 1973 to 1981.

     Timothy M. Gisriel, age 43, has been the Treasurer of the Administrative General Partner and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1990. He was Controller of Alex. Brown Realty, Inc. and Armata Financial Corp. from 1984 through 1990. Mr. Gisriel graduated from Loyola College in 1978 and received his Masters of Business Administration degree from the Robert G. Merrick School of Business, University of Baltimore in 1993. Prior to joining Alex. Brown Realty, Inc. in 1984, Mr. Gisriel was an audit supervisor in the Baltimore office of Coopers & Lybrand. He is a Maryland Certified Public Accountant.

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


Item 13.  Certain Relationships and Related Transactions

         The General Partners and their affiliates have and are permitted to engage in transactions with the Fund. For a summarization of fees paid during 1999, 1998 and 1997, and to be paid to the General Partners and their affiliates at December 31, 1999, see Note 3, "Related Party Transactions" in Item 8. Financial Statements, herein.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) 1. Financial Statements: see Index to Financial Statements and Supplementary Data in Item 8 on Page 13.

         2. Financial Statement Schedules: Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1999, 1998 and 1997. All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         3.  Exhibits:

             (3, 4) Limited Partnership Agreement on pages 1 through 41 of Exhibit A to the Fund's Prospectus, and the Fund's Registration Statement on Form S-1 (File No. 33-19277) included herein by reference.

             (13)   Annual Report for 1999.

     (b) Reports on Form 8-K:   None.

         Meridian Healthcare Growth and Income Fund Limited Partnership
                          Independent Auditors' Report



To the Partners of Meridian Healthcare Growth and Income
Fund Limited Partnership

Under date of February 18, 2000, we reported on the consolidated balance sheets of Meridian Healthcare Growth and Income Fund Limited Partnership as of December 31, 1999 and 1998, and the related consolidated statements of earnings, partners' capital (deficit) and cash flows for each of the years in the three-year period ended December 31, 1999, as contained in the annual report on Form 10K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Form 10K. This consolidated financial statement schedule is the responsibility of the Fund's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits. In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                        /s/   KPMG LLP


Philadelphia, Pennsylvania
February 18, 2000

         Meridian Healthcare Growth and Income Fund Limited Partnership
                       Valuation and Qualifying Accounts
                  Years Ended December 31, 1999, 1998 and 1997
                             (Dollars in Thousands)

                                   Schedule II


                                Balance at
                                Beginning   Charged to                    Balance at End
      Description               of Period   Operations     Deduction(1)      of Period

Year Ended December 31,            $479        845             (276)           $1,048
Allowance for Doubtful Accounts

Year Ended December 31,            $513        252             (286)             $479
Allowance for Doubtful Accounts

Year Ended December 31,            $551        351             (389)             $513
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


DATE:         3/22/99                 By:     /s/   Peter E. Bancroft
                                      Peter E. Bancroft
                                      Vice President and Director
                                      Brown-Healthcare, Inc.
                                      Administrative General Partner


DATE:         3/22/99                 By:    /s/   Terry F. Hall
                                      Terry F. Hall
                                      Secretary
                                      Brown-Healthcare, Inc.
                                      Administrative General Partner


DATE:         3/18/99                 By:     /s/   Timothy M. Gisriel
                                      Timothy M. Gisriel
                                      Treasurer
                                      Brown-Healthcare, Inc.
                                      Administrative General Partner

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

DATE:        3/28/00                   By:     /s/    Michael R. Walker
                                       Michael R. Walker
                                       President and Director
                                       Meridian Healthcare Investments, Inc.
                                       Development General Partner



DATE:        3/28/00                   By:    /s/    Richard R. Howard
                                       Richard R. Howard
                                       Director
                                       Meridian Healthcare Investments, Inc.
                                       Development General Partner




DATE:        3/28/00                   By:    /s/    George V. Hager, Jr.
                                       George V. Hager, Jr.
                                       Vice President and Treasurer
                                       Meridian Healthcare Investments, Inc.
                                       Development General Partner