Form 10-Q
period 2000-03-31
MERIDIAN HEALTHCARE GROWTH & INCOME FUND LTD PARTNERSHIP
filed 2000-05-12
CIK 826682

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


(Mark One)
{ X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from        to


For Quarter Ended   March 31, 2000       Commission file number   000-17596

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

                    Yes     X                             No

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                                      INDEX

                                                                        Page No.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS                      2

Part I.  Financial Information

     Item 1.  Financial Statements

              Consolidated Balance Sheets                                      3
              Consolidated Statements of Earnings                              4
              Consolidated Statements of Partners' Capital                     5
              Consolidated Statements of Cash Flows                            6
              Notes to Consolidated Financial Statements                     7-8


     Item 2.  Management's Discussion and Analysis of

                 Financial Condition and Results of Operations              9-11


     Item 3.  Quantitative and Qualitative Disclosures

                 About Market Risk                                            12

Part II.   Other Information

     Item 1. through Item 6.                                                  12

     Signatures                                                               13

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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
                           Consolidated Balance Sheets

                             (Dollars in thousands)


                                                                    March 31,
                                                                      2000           December 31,
                                                                   (Unaudited)           1999
                                                                ----------------   ----------------
Assets
Current Assets

    Cash and cash equivalents                                   $         1,871    $         2,511
    Accounts receivable, net                                              7,975              7,224
    Estimated third-party payor settlements                                 162                342
    Prepaid expenses                                                        512                478
                                                                ----------------   ----------------
       Total current assets                                              10,520             10,555
                                                                ----------------   ----------------

Property and equipment, net of accumulated depreciation                  33,138             33,346
                                                                ----------------   ----------------

Other assets

    Deferred financing fees, net                                             56                  -
    Goodwill, net                                                         4,681              4,745
                                                                ----------------   ----------------
                                                                          4,737              4,745
                                                                ----------------   ----------------


       Total assets                                             $        48,395    $        48,646
                                                                ================   ================

Liabilities and Partners' Capital
Current liabilities

    Current portion of long-term debt                           $        22,482    $        22,605
    Accrued compensation and related costs                                  428                778
    Accounts payable and other accrued expenses                           3,546              2,926
    Estimated third  party payor settlements                              1,819              1,934
                                                                ----------------   ----------------
       Total current liabilities                                         28,275             28,243
                                                                ----------------   ----------------

Deferred management fee payable                                             906                894
Loan payable to the Development General Partner                           1,150              1,137
                                                                ----------------   ----------------
                                                                          2,056              2,031
                                                                ----------------   ----------------

Partners' capital

    General partners                                                       (135)              (132)
    Assignee limited partners; 1,540,040
     units issued and outstanding                                        18,199             18,504
                                                                ----------------   ----------------
       Total partners' capital                                           18,064             18,372
                                                                ----------------   ----------------

       Total liabilities and

         partners' capital                                      $        48,395    $        48,646
                                                                ================   ================



           See accompanying notes to consolidated financial statements

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
                      Consolidated Statements of Earnings
                      For the three months ended March 31,
                                   (Unaudited)
                 (Dollars in thousands except per unit amounts)

                                                            2000               1999
                                                      ----------------   ----------------

Revenues

    Medicaid and Medicare patients                    $        10,767    $         9,736
    Private patients                                            2,501              2,536
    Investment and other income                                    70                 35
                                                      ----------------   ----------------
                                                               13,338             12,307
                                                      ----------------   ----------------

Expenses

    Operating, including $2,092 and
     $1,279 to related parties                                 10,739              9,550
    Management and administration fees
     to related parties                                           866                800
    General and administrative                                    221                251
    Depreciation and amortization                                 546                497
    Interest expense                                              448                415
                                                      ----------------   ----------------
                                                               12,820             11,513
                                                      ----------------   ----------------
Net earnings                                          $           518    $           794
                                                      ================   ================




Net earnings per unit of assignee
    limited partnership interest - basic              $          0.33    $          0.51
    (computed based on 1,540,040 units)               ===============    ===============



           See accompanying notes to consolidated financial statements

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
                  Consolidated Statements of Partners' Capital
               For the Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)
                              Dollars in thousands

                                                               Assignee
                                             General            Limited

                                            Partners           Partners             Total
                                        ----------------   ----------------   ----------------

Balance at December 31, 1999            $          (132)   $        18,504    $        18,372

Net earnings                                          5                513                518

Distributions to partners                            (8)              (818)              (826)
                                        ----------------   ----------------   ----------------

Balance at March 31, 2000               $          (135)   $        18,199    $        18,064
                                        ================   ================   ================





Balance at December 31, 1998            $          (128)   $        18,941    $        18,813

Net earnings                                          8                786                794

Distributions to partners                            (8)              (818)              (826)
                                        ----------------   ----------------   ----------------

Balance at March 31, 1999               $          (128)   $        18,909    $        18,781
                                        ================   ================   ================



           See accompanying notes to consolidated financial statements

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMTIED PARTNERSHIP
                     Consolidated Statements of Cash Flows
                      For the Three Months Ended March 31,
                                   (Unaudited)
                             (Dollars in thousands)


                                                                            2000               1999
                                                                      ----------------   ----------------
Cash flows from operating activities
    Net earnings                                                      $           518    $           794
    Adjustments to reconcile net earnings to net
     cash provided by operating activities
       Depreciation and amortization                                              546                497
       Minority interest in net earnings of operating
         partnerships                                                               5                  9
       Increase in loan payable to Development General Partner                     13                 13
       Increase in deferred management fee payable                                 12                 12
       Change in other assets and liabilities
         Accounts receivable                                                     (756)              (433)
         Estimated third-party payor settlements                                   65                495
         Prepaid expenses                                                         (34)               107
         Accrued compensation and related costs                                  (350)              (340)
         Accounts payable and other accrued expenses                              621             (1,462)
                                                                      ----------------   ----------------

Net cash provided by operating activities                                         640               (308)
                                                                      ----------------   ----------------

Cash flows from investing activities-
    additions to property and equipment                                          (247)              (213)
                                                                      ----------------   ----------------


Cash flows from financing activities
    Deferred financing fees                                                       (84)                 -
    Repayment of long-term debt                                                  (123)              (208)
    Distributions to partners                                                    (826)                 -
                                                                      ----------------   ----------------

Net cash used in financing activities                                          (1,033)              (208)
                                                                      ----------------   ----------------

Net decrease in cash and cash equivalents                                        (640)              (729)
Cash and cash equivalents
    Beginning of period                                                         2,511              2,928
                                                                      ----------------   ----------------

    End of period                                                     $         1,871    $         2,199
                                                                      ================   ================



           See accompanying notes to consolidated financial statements

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                                 March 31, 2000
                                   (Unaudited)


NOTE 1 - THE FUND AND BASIS OF PREPARATION

The Fund owns 98.99% limited partnership interests in each of the seven operating partnerships. The Fund through its seven operating partnerships, derives substantially all of its revenue from extended healthcare provided to nursing center residents including room and board, nursing care, drugs and other medical services.

The accompanying consolidated financial statements of Meridian Healthcare Growth and Income Fund Limited Partnership (the "Fund") do not include all of the information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. The unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The unaudited interim financial information contained in the consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the 1999 Annual Report.

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

Transactions with these related parties for the three months ended March 31, 2000 and 1999 are as follows:

                                                 2000              1999

    Management and administration fees        $ 866,000         $ 800,000
    Drug and medical supplies purchases         887,000           610,000
    Nursing and rehabilitation services       1,205,000           669,000
    Interest expense on borrowings               25,000            23,000

Loans outstanding under an arrangement with the Development General Partner to fund operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers were $1,150,000 at March 31, 2000 and $1,137,000 at December 31, 1999.

NOTE 3 - DEBT

Effective February 28, 1998, the Fund renewed it $4,000,000 line of credit agreement which is designated for working capital needs and issuance of letters of credit. This agreement expired on February 28, 2000. Effective February 28, 2000, the Fund extended its line of credit through May 31, 2000 at which time any and all outstanding borrowings under the agreement become due. Borrowings are secured primarily by the accounts receivable of the Fund. Any outstanding cash borrowings under the facility bear interest based on a LIBOR rate plus 1.55%. There were no borrowings or letters of credit outstanding at March 31, 2000.

Effective February 28, 1998, the Fund refinanced all existing mortgages. Under the terms of the refinancing, the mortgages matured on February 28, 2000. Effective February 28, 2000, the Fund extended all existing mortgages through May 31, 2000. The mortgages bear interest at LIBOR plus 1.55%. The Fund's managers have secured a new long-term commitment from a bank to refinance the existing indebtedness, as well as the Fund's $4,000,000 line of credit (which is designated for working capital needs and is secured primarily by the accounts receivable of the Fund). The Fund's managers believe the refinancing will close prior to the May 31, 2000 maturity date.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                                 March 31, 2000
                                   (Unaudited)


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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Liquidity and Capital Resources

     On March 3, 1998, the Fund entered into a renewal commitment with its existing lender to refinance all of the existing indebtedness. Under the terms of the refinancing, the mortgages were scheduled to mature on February 28, 2000. On February 28, 2000 the Fund executed a three-month extension with the bank and the existing indebtedness is now scheduled to mature on May 31, 2000. Under the terms of the extension, the mortgages continue to bear interest at LIBOR plus 1.55%. The Fund's managers have secured a commitment from another bank to refinance the existing indebtedness as well as the Fund's $4,000,000 line of credit (which is designated for working capital needs and is secured primarily by the accounts receivable of the Fund). The Fund's managers believe the refinancing will close prior to the May 31, 2000 maturity date.

     The Fund's working capital (excluding long-term debt) decreased $190,000 to $4,727,000 at March 31, 2000 as compared to $4,917,000 at December 31, 1999. The
Fund has classified its long-term debt as a current liability on the March 31, 2000 balance sheet as a result of its May 31, 2000 maturity date. The Fund has sufficient liquid assets and other available credit resources to satisfy its operating expenditures and anticipated routine capital improvements at each of the seven nursing home facilities.

     Cash flow from operating activities was $640,000 for the three-month period ended March 31, 2000 as compared to ($308,000) for the same period of 1999. The primary reason for the rise in cash flow was due to an increase in payables and accrued expenses during 2000 versus a reduction during the same period of 1999.

     Cash used in investing activities for the three-month period ended March 31, 2000 was $247,000 and included improvements to the Fund's seven operating facilities. Similar improvements made during the first quarter of 1999 were $213,000.

     Cash used in financing activities during the first quarter of 2000 included repayment of long term debt of $123,000, an extension fee paid to its existing lender of $84,000 and distributions to partners totaling $826,000.

     The Fund believes that the short-term liquidity needs will be met through expected cash flow from operations and available working capital from the existing line of credit. Long-term liquidity needs will be met through expected cash flow from operations and a refinancing of the existing long-term indebtedness and line of credit capacity.

     Between 1988 and 1999 the Development General Partner loaned the Fund $597,000 to support operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers during each centers' first two years of operation. Loans outstanding under this arrangement, including interest at 9% per annum, were $1,150,000 at March 31, 2000. The Fund is obligated to repay these loans when certain financial criteria are met, the most significant of which is the payment of a preferred return to the assignee limited partners as defined in the Fund's partnership agreement.

     On or about May 15, 2000 the Fund will make its first quarter 2000 distribution to partners of $826,410. This distribution was funded by first quarter 2000 operations and reserves of approximately $197,000. Review of the 2000 budget suggests operations from the seven nursing centers will be sufficient to fund a similar quarterly distribution throughout the year.

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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of Operations

     Net earnings for the Fund were $518,000 for the three months ended March 31, 2000 as compared to $794,000 for the same period in 1999. The decrease in earnings is primarily due to increased operating costs of the Fund.

     Overall revenue of $13,338,000 increased $1,031,000 or 8.37% for the three months ended March 31, 2000 compared to the same period in 1999. The increase in revenue is primarily due to increases in Medicaid and Medicare revenue. Medicaid and Medicare revenue increased $1,031,000 to $10,767,000 for the first quarter of 2000 compared to the first quarter of 1999. Medicaid revenue for the three months ended March 31, 2000 increased $422,000 compared to the same period in the prior year. The increase is primarily due to an overall Medicaid rate increase of 10.4% driven primarily by the four Maryland centers which received their annual Medicaid rate adjustment in July 1999 and a second Medicaid rate increase in October 1999, which was implemented to reflect a modification to the State reimbursement program. Medicare A revenue of $3,409,000 increased $517,000 or 18% for the three month period ended March 31, 2000 as compared the same period in 1999. The increase in Medicare revenue is due to the growth in the Medicare census. The average daily Medicare census increased twenty residents or 18% to 131 or 12.8% of the total census for the three months ended March 31, 2000 compared to 111 or 10.5% of the total census for the same period in 1999. Medicare Part B revenue of $133,000 increased $92,000 for the first quarter of 2000 compared to the first quarter of 1999 due to increased utilization of Part B services.

     Operating costs increased $1,189,000 or 12.45% in the first quarter of 2000 as compared to the same period in 1999. Increased utilization of temporary nurse staffing and increased ancillary expenses were the primary contributors to the overall growth in operating costs. For the three months ended March 31, 2000 temporary nurse staffing expense of $425,000 increased $420,000 compared to the same period in 1999. The utilization of temporary staffing agencies to provide nursing personnel was necessary due to a general shortage of nurses within the healthcare industry. First quarter 2000 ancillary expenses increased $515,000 over similar costs incurred during the first quarter of 1999. The increase in ancillary expense is primarily due to the growth in the Medicare census and the increased utilization of Medicare Part B services. The remaining increase in cost is primarily due to general inflationary cost increases.

     Management and administrative fees to related parties of $866,000 increased $66,000 for the first quarter of 2000 compared to the same period in 1999. The growth in these fees is primarily due to increased management fee expense. The growth in management fee is a result of increases in revenues as the fee is calculated as a percentage of the Fund's revenue.

     Depreciation and amortization expense increased $49,000 to $546,000 for the three months ended March 31, 2000 as compared to the same period in 1999. Amortization expense increased $28,000 to recognize the amortization of the mortgage extension fee. Depreciation expense increased $21,000 due to the depreciation of the capital improvements made to the facilities.

     Interest expense for the first quarter of 2000 increased $33,000 in comparison to the same period in 1999. The increase is the result of higher variable interest rates on the Fund's mortgage notes.

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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP



                          PART I. FINANCIAL INFORMATION


Item 3.     Quantitative and Qualitative Disclosures About Market Risk

     The market risk associated with financial instruments and derivative financial and commodity instruments is the risk of loss from adverse changes in market prices or rates. The Fund's market risk arises primarily from interest rate risk relating to its long-term borrowings which bear interest at LIBOR plus 1.55% of a designated bank. Borrowings are classified as a current liability since they have a May 31, 2000 maturity date. Assuming that the outstanding balance were to remain unchanged from that at March 31, 2000 a 1% increase in the LIBOR rate of interest would reduce the Fund's net earnings by approximately $225,000 on an annualized basis.

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

                                MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                                      LIMITED PARTNERSHIP




DATE:    5/12/00                By:         /s/ John M.  Prugh
                                         John M. Prugh

                                         President and Director
                                         Brown-Healthcare, Inc.
                                         Administrative General Partner

DATE:    5/12/00                By:        /s/ Timothy M.  Gisriel
                                         Timothy M. Gisriel
                                         Treasurer
                                         Brown-Healthcare, Inc.
                                         Administrative General Partner