Form 10-Q
period 2000-06-30
MERIDIAN HEALTHCARE GROWTH & INCOME FUND LTD PARTNERSHIP
filed 2000-08-10
CIK 826682

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


(Mark One)
{ X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from        to


For Quarter Ended  June 30, 2000       Commission file number   000-17596

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

                    Yes     X                             No

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                                      INDEX


                                                                               Page No.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS                             2

Part I.  Financial Information

     Item 1.  Financial Statements

              Consolidated Balance Sheets                                             3
              Consolidated Statements of Earnings                                     4
              Consolidated Statements of Partners' Capital                            5
              Consolidated Statements of Cash Flows                                   6
              Notes to Consolidated Financial Statements                            7-8


     Item 2.  Management's Discussion and Analysis of

                 Financial Condition and Results of Operations                     9-12


     Item 3.  Quantitative and Qualitative Disclosures

                 About Market Risk                                                   13

Part II.   Other Information

     Item 1. through Item 6.                                                         13

     Signatures                                                                      14


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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
                           Consolidated Balance Sheets
                             (Dollars in thousands)


                                                                      June 30,
                                                                        2000           December 31,
                                                                     (Unaudited)           1999
                                                                  ----------------   ----------------
Assets
Current Assets

    Cash and cash equivalents                                     $         2,648    $         2,511
    Accounts receivable, net                                                7,890              7,224
    Estimated third-party payor settlements                                   560                342
    Prepaid expenses                                                          526                478
                                                                  ----------------   ----------------
       Total current assets                                                11,624             10,555
                                                                  ----------------   ----------------

Property and equipment, net of accumulated depreciation                    32,911             33,346
                                                                  ----------------   ----------------

Other assets

    Loan aquisition costs, net                                                422                  -
    Goodwill, net                                                           4,618              4,745
                                                                  ----------------   ----------------
                                                                            5,040              4,745
                                                                  ----------------   ----------------


       Total assets                                               $        49,575    $        48,646
                                                                  ================   ================

Liabilities and Partners' Capital
Current liabilities

    Current portion of long-term debt                             $           445    $        22,605
    Accrued compensation and related costs                                    496                778
    Accounts payable and other accrued expenses                             2,644              2,926
    Estimated third  party payor settlements                                2,338              1,934
                                                                  ----------------   ----------------
       Total current liabilities                                            5,923             28,243
                                                                  ----------------   ----------------

Long term debt                                                             23,449                  -
Deferred management fee payable                                               917                894
Loan payable to the Development General Partner                             1,163              1,137
                                                                  ----------------   ----------------
                                                                           25,529              2,031
                                                                  ----------------   ----------------

Partners' capital

    General partners                                                         (135)              (132)
    Assignee limited partners; 1,540,040
     units issued and outstanding                                          18,258             18,504
                                                                  ----------------   ----------------
       Total partners' capital                                             18,123             18,372
                                                                  ----------------   ----------------

       Total liabilities and
         partners' capital                                        $        49,575    $        48,646
                                                                  ================   ================


           See accompanying notes to consolidated financial statements

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
                       Consolidated Statements of Earnings
                                   (Unaudited)

                 (Dollars in thousands except per unit amounts)



                                                 Three Months Ended                      Six Months Ended
                                        ------------------------------------   -----------------------------------

                                            June 30,            June 30,           June 30,           June 30,
                                              2000                1999               2000               1999
                                        ----------------    ----------------   ----------------   ----------------


Revenues

    Medicaid and Medicare patients      $        11,099     $        10,049    $        21,866    $        19,785
    Private patients                              2,619               2,547              5,119              5,083
    Investment and other income                      83                  30                153                 65
                                        ----------------    ----------------   ----------------   ----------------
                                                 13,801              12,626             27,138             24,933
                                        ----------------    ----------------   ----------------   ----------------

Expenses

    Operating, including $1,988,  $1,567,
     $4,080 and $2,845 to related parties        10,656               9,766             21,396             19,316
    Management and administration fees
     to related parties                             897                 820              1,762              1,620
    General and administrative                      277                 237                497                488
    Depreciation and amortization                   585                 487              1,131                984
    Interest expense                                500                 407                948                822
                                        ----------------    ----------------   ----------------   ----------------
                                                 12,915              11,717             25,734             23,230
                                        ----------------    ----------------   ----------------   ----------------

Net earnings                            $           886     $           909    $         1,404    $         1,703
                                        ================    ================   ================   ================


Net earnings per unit of assignee
    limited partnership interest-basic
    (computed based on 1,540,040
     units)                             $          0.57     $          0.58    $          0.90    $          1.09
                                          ==============      ==============     ==============     ==============


           See accompanying notes to consolidated financial statements

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
                  Consolidated Statements of Partners' Capital
                 For the Six Months Ended June 30, 2000 and 1999
                                   (Unaudited)
                              Dollars in thousands


                                                             Assignee
                                           General            Limited
                                          Partners           Partners             Total
                                      ----------------   ----------------   ----------------



Balance at December 31, 1999          $          (132)   $        18,504    $        18,372

Net earnings                                       14              1,390              1,404

Distributions to partners                         (17)            (1,636)            (1,653)
                                      ----------------   ----------------   ----------------

Balance at June 30, 2000              $          (135)   $        18,258    $        18,123
                                      ================   ================   ================





Balance at December 31, 1998          $          (128)   $        18,941    $        18,813

Net earnings                                       17              1,686              1,703

Distributions to partners                         (17)            (1,636)            (1,653)
                                      ----------------   ----------------   ----------------

Balance at June 30, 1999              $          (128)   $        18,991    $        18,863
                                      ================   ================   ================



           See accompanying notes to consolidated financial statements

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMTIED PARTNERSHIP
                      Consolidated Statements of Cash Flows
                        For the Six Months Ended June 30,
                                   (Unaudited)
                             (Dollars in thousands)


                                                                         2000                1999
                                                                    ---------------    ----------------

Cash flows from operating activities
    Net earnings                                                    $        1,404     $         1,703
    Adjustments to reconcile net earnings to net
     cash provided by operating activities
       Depreciation and amortization                                         1,131                 984
       Minority interest in net earnings of operating
         partnerships                                                           17                  19
       Increase in loan payable to Development General Partner                  26                  25
       Increase in deferred management fee payable                              23                  23
       Change in other assets and liabilities
         Accounts receivable                                                  (683)               (185)
         Estimated third-party payor settlements                               186                  44
         Prepaid expenses                                                      (48)                175
         Accrued compensation and related costs                               (282)               (201)
         Accounts payable and other accrued expenses                          (281)               (899)
                                                                    ---------------    ----------------

Net cash provided by operating activities                                    1,493               1,688
                                                                    ---------------    ----------------

Cash flows from investing activities-
    additions to property and equipment                                       (479)               (617)
                                                                    ---------------    ----------------


Cash flows from financing activities
    Deferred financing fees                                                    (84)                  -
    Loan acquisition costs                                                    (429)                  -
    Net proceeds from issuance of long-term debt                            24,000                   -
    Repayment of long-term debt                                            (22,711)               (376)
    Distributions to partners                                               (1,653)             (1,653)
                                                                    ---------------    ----------------

Net cash used in financing activities                                         (877)             (2,029)
                                                                    ---------------    ----------------

Net (decrease) increase in cash and cash equivalents                           137                (958)
Cash and cash equivalents
    Beginning of period                                                      2,511               2,928
                                                                    ---------------    ----------------

    End of period                                                   $        2,648     $         1,970
                                                                    ===============    ================

           See accompanying notes to consolidated financial statements

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                                  June 30, 2000

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

NOTE 2 - RELATED PARTY TRANSACTIONS

On June 22, 2000, Genesis Health Ventures, Inc. (Genesis) and certain of its subsidiaries and affiliates filed petitions for Chapter 11 bankruptcy protection with the U.S. Bankruptcy Court in Wilmington, Delaware. Meridian Healthcare, Inc., which manages the Fund's nursing centers under the terms of management agreements described below, is a wholly-owned subsidiary of Genesis and was named as a debtor affiliate in the bankruptcy filing. Certain other subsidiaries of Genesis which supply the Fund's nursing centers with drugs, medical supplies, and other services as described below were also included in the bankruptcy filing. The Fund does not expect that the Genesis bankruptcy filing will have an impact on its operations, results of operations or financial position.

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

Transactions with these related parties for the three and six months ended June 30, 2000 and 1999 are as follows:


                                                    Three Months Ended                  Six Months Ended
                                            June. 30, 2000    June. 30, 1999    June. 30, 2000    June. 30, 1999

    Management and administration fees         $ 897,000         $ 820,000         $1,762,000       $1,620,000
    Drug and medical supplies purchases          835,000           760,000          1,722,000        1,370,000
    Nursing and rehabilitation services        1,153,000           807,000          2,358,000        1,475,000
    Interest expense on borrowings                24,000            23,000             49,000           46,000


The Development General Partner loaned the Fund $597,000, as required by the Cash Flow Deficit Guaranty Agreement, to support the operating deficits generated by the Moorsesville, Salisbury and Woodlands nursing centers during each center's first two years of operations subsequent to the Fund's acquisition of partnership interests. Loans outstanding under an arrangement, including accumulated interest from inception of the loan at 9% per annum, were $1,163,000 at June 30, 2000 and $1,137,000 at December 31, 1999. The Fund is obligated to repay these loans when certain specified financial criteria are met, the most significant of which is the payment of a preferred return to the assignee limited partners as defined in the Fund's partnership agreement.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                   Notes to Consolidated Financial Statements
                                  June 30, 2000

                                   (Unaudited)

NOTE 3 - DEBT

The Fund closed its mortgage loan refinancing with a new bank for loans totaling $24,000,000 on June 12, 2000. The renewal terms became effective on June 12, 2000 and provide for a term of five years at an interest rate of 9.75%. Monthly payments of $229,886 are based on a 25-year amortization schedule with a balloon payment due at the end of the 5-year term. Prior to the effective date of the new loan terms on June 12, 2000, the mortgage loans bear interest at LIBOR plus 1.55%.

The Fund also replaced its $4,000,000 line of credit facility with the same lender under the terms similar to the mortgage loan terms above.

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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Liquidity and Capital Resources

     The Fund closed its mortgage loan refinancing with a new bank for loans totaling $24,000,000 on June 12, 2000. The renewal terms became effective on June 12, 2000 and provide for a term of five years at an interest rate of 9.75%. Monthly payments are based on a 25-year amortization schedule with a balloon payment due at the end of the 5-year term.

     The Fund also replaced its $4,000,000 line of credit facility with the same lender under terms similar to the mortgage loan terms described above.

     The Fund's working capital (excluding long-term debt) increased $1,419,000 to $6,146,000 at June 30, 2000 as compared to $4,727,000 at March 31, 2000. This increase was due primarily to surplus loan proceeds available from the refinancing of the Fund's long term debt. The Fund expects to utilize approximately $800,000 of surplus refinancing proceeds for improvements to the four Maryland facilities and will retain the balance as reserves. The Fund has sufficient liquid assets and other available credit resources to satisfy its operating expenditures and anticipated routine capital improvements at each of the seven nursing home facilities.

     Cash flow from operating activities was $1,493,000 for the six-month period ended June 30, 2000 as compared to $1,688,000 for the same period of 1999.

     Cash used from investing activities for the six-month period ended June 30, 2000 was $479,000 and included improvements to the Fund's seven operating facilities. Similar improvements made during the first half of 1999 were $617,000.

     Cash flows from financing activities through the first half of 2000 included proceeds from the issuance of the Fund's new long-term debt of $24,000,000, repayment of long term debt of $22,711,000, an extension fee paid to the prior lender of $84,000, new loan acquisition costs of $429,000 and distributions to partners totaling $1,653,000.

     The Fund believes that the short-term liquidity needs will be met through expected cash flow from operations and available working capital from the existing line of credit.

     Between 1988 and 1999 the Development General Partner loaned the Fund $597,000 to support operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers during each centers' first two years of operation. Loans outstanding under this arrangement, including interest at 9% per annum, were $1,163,000 at June 30, 2000.

     On August 10, 2000 the Fund will make its second quarter 2000 distribution to partners of $826,410. This distribution was fully funded by second quarter 2000 operations. Management believes that the 2000 budget suggests operations from the seven nursing centers will be sufficient to fund a similar quarterly distribution throughout the year.

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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Results of Operations

     On June 22, 2000, Genesis Health Ventures, Inc. (Genesis) and certain of its subsidiaries and affiliates filed petitions for Chapter 11 bankruptcy protection with the U.S. Bankruptcy Court in Wilmington Delaware. Meridian Healthcare, Inc., which manages the Fund's nursing centers under the terms of management agreements described in note 2 of the Fund's June 30, 2000 unaudited consolidated financial statements, is a wholly-owned subsidiary of Genesis and was named as a debtor affiliate in the bankruptcy filing. Certain other subsidiaries of Genesis which supply the Fund's nursing centers with drugs, medical supplies, and other services were also included in the bankruptcy filing. The Fund does not expect that the Genesis bankruptcy filing will have an impact on its operations, results of operations or financial position.

    Three Months Ended June 30, 2000 versus Three Months ended June 30, 1999

      Net earnings were $886,000 for the three months ended June 30, 2000 as compared to $909,000 for the same period in the prior year representing a decrease of $23,000 or 3.0%.

     The Fund's second quarter 2000 revenues of $13,801,000 increased $1,175,000 or 9.3% over the same period in 1999. Medicare and Medicaid revenues increased $1,050,000 with the remaining increase coming from the Private Patients and Investment and other Income.

     The $1,050,000 increase in Medicaid and Medicare revenue for the three months ended June 30, 2000 as compared to the same period in 1999 is primarily the result of a Medicaid rate increase and an increase in the number of Medicare days. Medicaid revenue for the three months ended June 30, 2000 increased
$313,000 over the same period in 1999. This increase is primarily due to an overall Medicaid rates increase of approximately 10.8% driven primarily by the four Maryland centers. The Maryland centers received their annual rate adjustment in July of 1999 and a second Medicaid rate increase in October 1999 which was implemented to reflect a modification to the state reimbursement program. Medicare revenue increased $737,000 for the second quarter of 2000 compared to the same period in the prior year. The increase in Medicare revenue is primarily due to the increase in Medicare census and the increased utilization of Medicare Part B services. The Medicare census increased 1,755 days or approximately 16.0% for the second quarter of 2000 as compared to the second quarter of 1999. Medicare Part B revenue of $190,152 increased $105,000 or 123.4% due to an increase in Part B utilization.

      Second quarter 2000 expenses of $12,915,000 increased $1,198,000 or 10.2% from the three months ended June 30, 1999.

     Operating expenses increased $890,000 primarily due to a increase in the cost of nursing services and ancillary costs. Nursing expenses overall increased $446,000 for the second quarter 2000 compared to the same period in 1999. This increase is due to increased salary and wages and an increase in the utilization of temporary nurse staffing. For the quarter ended June 30, 2000 compared to the same period in the prior year nursing salary and wages increased $106,000 and temporary nurse staffing expenses increased $325,000. The increases in salary and wages and the increased utilization of temporary nurse staffing is the result of an overall shortage of nurses within the healthcare industry. Ancillary expenses overall increased $248,000 for the second quarter of 2000 compared to the same period in 1999. This increase is primarily due to growth in the Medicare census and the increased utilization of Medicare Part B services. The remaining increase in operating cost is primarily due to general inflationary cost increases.

     Management and administrative fees increased $77,000 or 9.4% for the second quarter of 2000 as compared to the same period in 1999. This growth in these fees is caused by increased management fees expense. The growth in the management fee is a result of increases in revenues as the management fee is calculated as a percentage of the Fund's net revenues.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Results of operations (continued)

     General and Administrative expense of $277,000 increased $40,000 or approximately 16.9% for the second quarter of 2000 compared to the second quarter of 1999. This increase is due to an increase in the cost of administrative purchased services and the cost incurred during the quarter for a medical director and legal fees.

     Depreciation and amortization expense of $585,000 increased $98,000 for the three months ended June 30, 2000 compared to the same period in the prior year. Amortization expense increased $56,000 to recognize the amortization of the cost of a mortgage extension. Depreciation expense increased $42,000 for the second quarter of 2000 compared to the second quarter of 1999 due to the depreciation of capital additions.

     Interest expense for the second quarter of 2000 compared to the second quarter of 1999 increased $93,000 or 22.8%. This increase is a result of increases in the Fund's variable interest rate on the mortgage notes and refinancing of the mortgage increasing the initial principal balance to $24,000,000 at a higher interest rate. The refinancing was effective June 12, 2000.

      Six Months Ended June 30, 2000 versus Six Months Ended June 30, 1999

Net earnings for the six Months ended June 30, 2000 were $1,404,000 representing a decrease of $299,000 or 17.6% compared to the same period in 1999.

     Fund revenues of $27,138,000 increased $2,205,000 or 8.8% during the six months ended June 30, 2000 as compared to the same period in the prior year.
Medicaid and Medicare revenue increased $2,081,000 for the six month period ended June 30, 2000 compared to the same period in 1999.

     The $2,081,000 increase in Medicaid and Medicare revenue for the six months ended June 30, 2000 as compared to the same period in 1999 is primarily the result of a Medicaid rate increase and a increase in the number of Medicare days. Medicaid revenue for the six months ended June 30, 2000 increased $735,000 over the same period in 1999. This increase is primarily due to an overall Medicaid rates increase of approximately 10.6% driven primarily by the four Maryland centers. The Maryland centers received their annual rate adjustment in July of 1999 and a second Medicaid rate increase in October 1999 which was implemented to reflect a modification to the state reimbursement program. Medicare revenue increased $1,346,000 for the first half of fiscal year 2000 compared to the same period in the prior year. The increase in Medicare revenue is primarily due to the increase in Medicare census and the increased utilization of Medicare Part B services. The Medicare census increased 3,706 days or 17.7% for the six months end June 30, 2000 compared to the six months ended June 30, 1999. Medicare Part B revenue of $322,953 increased $196,756 or 155.9% due to an increase in Part B utilization.

     Overall expenses increased $2,504,000 or 10.8% to $25,734,000 for the six months ended June 30, 2000 as compared to $23,230,000 for the same period in 1999.

     Operating expenses of $21,396,000 increased $2,080,000 or 10.8% for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This increase is primarily due to the increased cost of nursing services and ancillary costs. Nursing costs increased $881,000 for the six months ended June 30, 2000 as compared to the same period in 1999. This increase is primarily due to increases in salary and wages and the increased utilization of temporary nurse staffing. Salary and wage expense for nurses increased $121,000 and temporary nurse staffing expense increased $746,000 for the six months ended June 30, 2000 compared to the same period in the prior year. The increases in nursing salary and wages and utilization of temporary nurse staffing is a result of an overall shortage of nurses within the healthcare industry. Ancillary expenses increased $763,000 or 28.4% for the six months ended June 30, 2000 compared to the same period in 1999. This increase is primarily due to the increase in the Medicare census and the increased utilization of Part B ancillary services. The remaining increase in operating costs is primarily due to annual inflationary increases.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Results of operations (continued)

     Management and administrative fees increased $142,000 or 8.8% for the six months ended June 30, 2000 as compared to the same period in 1999. This growth in these fees is caused by increased management fees expense. The growth in the management fee is a result of increases in revenues as the management fee is calculated as a percentage of the Fund's net revenues.

      Interest expense increased $126,000 for the six months ended June 30, 2000 as compared to the same period in the prior year. The increase is the result of increases in the Fund's variable interest rate on the mortgage notes and the refinancing of the mortgage increasing the beginning principal balance to $24,000,000 at a higher interest rate. The refinancing was effective June 12, 2000.

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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP



                          PART I. FINANCIAL INFORMATION


Item 3.     Quantitative and Qualitative Disclosures About Market Risk

     The Fund's long-term debt was converted to a fixed interest mortgage loan effective June 12, 2000 and therefor there is no longer any exposed market risk.

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

                                MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                                      LIMITED PARTNERSHIP




DATE:    8/10/00                By:         /s/ John M.  Prugh
                                         John M. Prugh
                                         President and Director
                                         Brown-Healthcare, Inc.
                                         Administrative General Partner

DATE:    8/10/00                By:        /s/ Timothy M.  Gisriel
                                         Timothy M. Gisriel
                                         Treasurer
                                         Brown-Healthcare, Inc.
                                         Administrative General Partner