Form 10-Q
period 2000-09-30
MERIDIAN HEALTHCARE GROWTH & INCOME FUND LTD PARTNERSHIP
filed 2000-11-13
CIK 826682

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


(Mark One)
{ X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended Septembeer 30, 2000

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from        to


For Quarter Ended  September 30, 2000       Commission file number   000-17596

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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                   September 30,
                                                                       2000           December 31,
                                                                    (Unaudited)           1999
                                                                 ----------------   ----------------
Assets
Current Assets

    Cash and cash equivalents                                    $         3,105    $         2,511
    Accounts receivable, net                                               8,239              7,224
    Estimated third-party payor settlements                                1,012                342
    Prepaid expenses                                                         748                478
                                                                 ----------------   ----------------
       Total current assets                                               13,104             10,555
                                                                 ----------------   ----------------

Property and equipment, net of accumulated depreciation                   32,807             33,346
                                                                 ----------------   ----------------

Other assets

    Loan aquisition costs, net                                               403                  -
    Goodwill, net                                                          4,555              4,745
                                                                 ----------------   ----------------
                                                                           4,958              4,745
                                                                 ----------------   ----------------


       Total assets                                              $        50,869    $        48,646
                                                                 ================   ================

Liabilities and Partners' Capital
Current liabilities

    Current portion of long-term debt                            $           367    $        22,605
    Accrued compensation and related costs                                   573                778
    Accounts payable and other accrued expenses                            4,269              2,926
    Estimated third-party payor settlements                                2,007              1,934
                                                                 ----------------   ----------------
       Total current liabilities                                           7,216             28,243
                                                                 ----------------   ----------------

Long-term debt                                                            23,505                  -
Deferred management fee payable                                              927                894
Loan payable to the Development General Partner                            1,176              1,137
                                                                 ----------------   ----------------
                                                                          25,608              2,031
                                                                 ----------------   ----------------

Partners' capital

    General partners                                                        (135)              (132)
    Assignee limited partners; 1,540,040
     units issued and outstanding                                         18,180             18,504
                                                                 ----------------   ----------------
       Total partners' capital                                            18,045             18,372
                                                                 ----------------   ----------------

       Total liabilities and

         partners' capital                                       $        50,869    $        48,646
                                                                 ================   ================


           See accompanying notes to consolidated financial statements

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
                       Consolidated Statements of Earnings
                                   (Unaudited)
                 (Dollars in thousands except per unit amounts)

                                                 Three Months Ended                     Nine Months Ended

                                        ------------------------------------   -----------------------------------

                                          September 30,       September 30,      September 30,      September 30,
                                              2000                1999               2000               1999
                                        ----------------    ----------------   ----------------   ----------------


Revenues

    Medicaid and Medicare patients      $        11,190     $        10,210    $        33,057    $        29,995
    Private patients                              2,870               2,397              7,989              7,480
    Investment and other income                      94                  38                247                103
                                        ----------------    ----------------   ----------------   ----------------
                                                 14,154              12,645             41,293             37,578
                                        ----------------    ----------------   ----------------   ----------------

Expenses

    Operating, including $2,126,  $1,718,
     $6,206 and $4,563 to related parties        11,110              10,067             32,506             29,383
    Management and administration fees
     to related parties                             917                 822              2,679              2,442
    General and administrative                      222                 232                719                720
    Depreciation and amortization                   544                 522              1,675              1,506
    Interest expense                                614                 427              1,562              1,249
                                        ----------------    ----------------   ----------------   ----------------
                                                 13,407              12,070             39,141             35,300
                                        ----------------    ----------------   ----------------   ----------------

Net earnings                            $           747     $           575    $         2,152    $         2,278
                                        ================    ================   ================   ================


Net earnings per unit of assignee
    limited partnership interest-basic
    (computed based on 1,540,040
     units)                             $          0.48     $          0.37    $          1.38    $          1.46
                                          ==============      ==============     ==============     ==============


           See accompanying notes to consolidated financial statements

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
                  Consolidated Statements of Partners' Capital
              For the Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)
                              Dollars in thousands

                                                                            Assignee
                                                   General            Limited

                                                  Partners           Partners             Total
                                              ----------------   ----------------   ----------------



Balance at December 31, 1999                  $          (132)   $        18,504    $        18,372

Net earnings                                               22              2,130              2,152

Distributions to partners                                 (25)            (2,454)            (2,479)
                                              ----------------   ----------------   ----------------

Balance at September 30, 2000                 $          (135)   $        18,180    $        18,045
                                              ================   ================   ================





Balance at December 31, 1998                  $          (128)   $        18,941    $        18,813

Net earnings                                               23              2,255              2,278

Distributions to partners                                 (25)            (2,454)            (2,479)
                                              ----------------   ----------------   ----------------

Balance at September 30, 1999                 $          (130)   $        18,742    $        18,612
                                              ================   ================   ================




           See accompanying notes to consolidated financial statements

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMTIED PARTNERSHIP
                      Consolidated Statements of Cash Flows
                     For the Nine Months Ended September 30,
                                   (Unaudited)
                             (Dollars in thousands)

                                                                          2000                1999
                                                                     ---------------    ----------------

Cash flows from operating activities
    Net earnings                                                     $        2,152     $         2,278
    Adjustments to reconcile net earnings to net
     cash provided by operating activities
       Depreciation and amortization                                          1,675               1,506
       Minority interest in net earnings of operating
         partnerships                                                            24                  26
       Increase in loan payable to Development General Partner                   39                  39
       Increase in deferred management fee payable                               33                  33
       Change in other assets and liabilities
         Accounts receivable                                                 (1,039)               (273)
         Estimated third-party payor settlements                               (597)                364
         Prepaid expenses                                                      (270)                 (7)
         Accrued compensation and related costs                                (205)               (481)
         Accounts payable and other accrued expenses                          1,343                (794)
                                                                     ---------------    ----------------

Net cash provided by operating activities                                     3,155               2,691
                                                                     ---------------    ----------------

Cash flows from investing activities-
    additions to property and equipment                                        (836)             (1,051)
                                                                     ---------------    ----------------


Cash flows from financing activities
    Deferred financing fees                                                     (84)                  -
    Loan acquisition costs                                                     (429)                  -
    Net proceeds from issuance of long-term debt                             24,000                   -
    Repayment of long-term debt                                             (22,733)               (558)
    Distributions to partners                                                (2,479)             (2,479)
                                                                     ---------------    ----------------

Net cash used in financing activities                                        (1,725)             (3,037)
                                                                     ---------------    ----------------

Net increase (decrease) in cash and cash equivalents                            594              (1,397)
Cash and cash equivalents
    Beginning of period                                                       2,511               2,928
                                                                     ---------------    ----------------

    End of period                                                    $        3,105     $         1,531
                                                                     ===============    ================


           See accompanying notes to consolidated financial statements

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)


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

NOTE 2 - RELATED PARTY TRANSACTIONS

On June 22, 2000, Genesis Health Ventures, Inc. (Genesis) and certain of its subsidiaries and affiliates filed petitions for Chapter 11 bankruptcy protection with the U.S. Bankruptcy Court in Wilmington, Delaware. Meridian Healthcare, Inc., which manages the Fund's nursing centers under the terms of management agreements described below, is a wholly-owned subsidiary of Genesis and was named as a debtor affiliate in the bankruptcy filing. Certain other subsidiaries of Genesis which supply the Fund's nursing centers with drugs, medical supplies, and other services as described below were also included in the bankruptcy filing. The Genesis bankruptcy filing has not had an impact on the Fund's operations, results of operations or financial position.

The Fund is obligated to pay the Administrative General Partner an annual administration fee of the greater of $75,000 per year or 1/2 of 1% of the Fund's annual revenues. The nursing centers owned by the operating partnerships are managed by Meridian Healthcare, Inc., an affiliate of the Development General Partner, under the terms of existing management agreements which provide for management fees equal to 6% of the annual revenues of each nursing center. Certain of the operating partnerships also purchase drugs and medical supplies and other services from affiliates of the Development General Partner. Such purchases are in turn billed to patients or third party payors at prices which on average approximate the nursing center's cost.

Transactions with these related parties for the three and nine months ended September 30, 2000 and 1999 are as follows:

                                                    Three Months Ended                  Nine Months Ended
                                            Sept. 30, 2000    Sept. 30, 1999    Sept. 30, 2000    Sept. 30, 1999

    Management and administration fees         $ 917,000         $ 822,000         $2,679,000       $2,442,000
    Drug and medical supplies purchases          898,000           763,000          2,621,000        2,133,000
    Nursing and rehabilitation services        1,228,000           955,000          3,585,000        2,430,000
    Interest expense on borrowings                23,000            21,000             72,000           67,000


The Development General Partner loaned the Fund $597,000, as required by the Cash Flow Deficit Guaranty Agreement, to support the operating deficits generated by the Moorsesville, Salisbury and Woodlands nursing centers during each center's first two years of operations subsequent to the Fund's acquisition of partnership interests. Loans outstanding under an arrangement, including accumulated interest from inception of the loan at 9% per annum, were $1,176,000 at September 30, 2000 and $1,137,000 at December 31, 1999. The Fund is obligated to repay these loans when certain specified financial criteria are met, the most significant of which is the payment of a preferred return to the assignee limited partners as defined in the Fund's partnership agreement.

                   Notes to Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)


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

     The Fund's working capital (excluding the current portion of long-term debt) increased $109,000 to $6,255,000 at September 30, 2000 as compared to $6,146,000 at June 30, 2000. The Fund has sufficient liquid assets and other available credit resources to satisfy its operating expenditures and anticipated routine capital improvements at each of the seven nursing home facilities.

     Cash flow from operating activities was $3,155,000 for the nine-month period ended September 30, 2000 as compared to $2,691,000 for the same period of 1999.

     Cash used from investing activities for the nine-month period ended September 30, 2000 was $836,000 and included improvements to the Fund's seven operating facilities. Similar improvements made during the first nine months of 1999 were $1,051,000.

     Cash flows from financing activities through the first half of 2000 included proceeds from the issuance of the Fund's new long-term debt of $24,000,000, repayment of long term debt of $22,733,000, an extension fee paid to the prior lender of $84,000, new loan acquisition costs of $429,000 and distributions to partners totaling $2,479,000.

     The Fund believes that the short-term liquidity needs will be met through expected cash flow from operations and available working capital from the existing line of credit.

     Between 1988 and 1999 the Development General Partner loaned the Fund $597,000 to support operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers during each centers' first two years of operation. Loans outstanding under this arrangement, including interest at 9% per annum, were $1,176,000 at September 30, 2000.

     On November 13, 2000 the Fund will make its third quarter 2000 distribution to partners of $826,410. This distribution was fully funded by third quarter 2000 operations. Management believes based on the 2000 budget that operations from the seven nursing centers will be sufficient to fund a similar quarterly distribution for the fourth quarter. Preliminary discussions regarding 2001 operations would indicate a similar quarterly distribution policy into 2001.

     The major challenge to the Fund in the foreseeable future is to control operating expenses in light of Medicare's conversion to the Prospective Payment System, to maintain a quality mix of patients and to increase the overall census at each of the facilities.

Results of Operations

     On June 22, 2000, Genesis Health Ventures, Inc. (Genesis) and certain of its subsidiaries and affiliates filed petitions for Chapter 11 bankruptcy protection with the U.S. Bankruptcy Court in Wilmington Delaware. Meridian Healthcare, Inc., which manages the Fund's nursing centers under the terms of management agreements described in note 2 of the Fund's September 30, 2000 unaudited consolidated financial statements, is a wholly-owned subsidiary of Genesis and was named as a debtor affiliate in the bankruptcy filing. Certain other subsidiaries of Genesis which supply the Fund's nursing centers with drugs, medical supplies, and other services were also included in the bankruptcy filing. The Genesis bankruptcy filing has not had an impact on the Fund's operations, results of operations or financial position nor is it expected to.

Three Months Ended September 30, 2000 vs Three Months ended September 30, 1999

     Net earnings were $747,000 for the three months ended September 30, 2000 as compared to $575,000 for the same period in the prior year representing a increase of $172,000 or 30%.

     The Fund's third quarter 2000 revenues of $14,154,000 increased $1,509,000 or 11.9% over the same period in 1999. Medicare and Medicaid revenues increased $980,000, Private revenue increased $473,000 with the remaining increase coming from Investment and other Income.

     The $980,000 increase in Medicaid and Medicare revenue for the three months ended September 30, 2000 as compared to the same period in 1999 is primarily the result of Medicaid and Medicare rate increases. Medicaid revenue for the three months ended September 30, 2000 increased $837,000 over the same period in 1999. This increase is primarily due to an overall Medicaid rate increase of approximately 13.7% driven primarily by the four Maryland centers. The Maryland centers received their annual rate adjustment in July of 1999 and a second Medicaid rate increase in October 1999 which was implemented to reflect a modification to the state reimbursement program. Medicare revenue increased $143,000 for the third quarter of 2000 compared to the same period in the prior year. The increase in Medicare revenue is primarily due to a 2.3% increase in Medicare census and a rate increase of 2.2%.

     The $473,000 increase in private revenue was primarily the result of higher rates from private pay and insurance customers. Rates paid by private paying customers increased 16.6% for the third quarter of 2000 compared to 1999, primarily due to increased ancillary utilization and inflationary room and board rate increases. Rates received from insurance companies increased 30.4% for the three months ended September 30, 2000 compared to the same period in 1999, primarily due to an increase in the clinical needs of the customers being referred from the insurance payers.

     Third quarter 2000 expenses of $13,407,000 increased $1,337,000 or 11.1% from the three months ended September 30, 1999.

     Operating expenses increased $1,043,000 or 10.4% for the three months ended September 30, 2000 compared to the same period in 1999, primarily due to nursing and ancillary expenses. Nursing expenses overall increased $366,000 for the third quarter 2000 compared to the same period in 1999. This increase is due to increased salary and wages and an increase in the utilization of temporary nurse staffing. For the quarter ended September 30, 2000 compared to the same period in the prior year nursing salary and wages increased $175,000 and temporary nurse staffing expenses increased $147,000. The increases in salary and wages and the increased utilization of temporary nurse staffing is the result of an overall shortage of nurses within the healthcare industry. Ancillary expenses overall increased $357,000 for the third quarter of 2000 compared to the same period in 1999. This increase is primarily due to the increasing utilization of therapy services and the increasing cost of prescription drugs and medical supplies. Therapy costs increased $189,000 and drug and medical supply costs increased $157,000 in the third quarter of fiscal year 2000 as compared to the same period in 1999. The remaining increase in operating cost is due to higher bad debt charges and general inflationary cost increases.

     Management and administrative fees increased $95,000 or 11.6% for the third quarter of 2000 as compared to the same period in 1999. This growth in these fees is caused by increased management fees expense. The growth in the management fee is a result of increases in revenues as the management fee is calculated as a percentage of the Fund's net revenue.

     Interest expense for the third quarter of 2000 compared to the third quarter of 1999 increased $187,000 or 43.8%. This increase is a result of the refinancing of the Fund's mortgage which increased both the principal balance and raised the interest rate. The refinancing was effective June 12, 2000.

  Nine Months Ended September 30, 2000 vs Nine Months Ended September 30, 1999

     Net earnings for the nine months ended September 30, 2000 were $2,152,000 representing a decrease of $126,000 or 5.5% compared to the same period in 1999.

     Fund revenues of $41,293,000 increased $3,715,000 or 9.9% for the nine months ended September 30, 2000 as compared to the same period in the prior year. Medicaid and Medicare revenue increased $3,062,000 and Private revenue increased $509,000 for the nine month period ended September 30, 2000 compared to the same period in 1999.

     The $3,062,000 increase in Medicaid and Medicare revenue for the nine months ended September 30, 2000 as compared to the same period in 1999 is primarily the result of a Medicaid rate increase and an increase in the number of Medicare days. Medicaid revenue for the nine months ended September 30, 2000 increased $1,574,000 over the same period in 1999. This increase was primarily due to an overall Medicaid rate increase of approximately 11.7% driven primarily by the four Maryland centers. The Maryland centers received their annual rate adjustment in July of 1999 and a second Medicaid rate increase in October 1999 which was implemented to reflect a modification to the state reimbursement program. Medicare revenue increased $1,488,000 for the first nine months of fiscal year 2000 compared to the same period in the prior year. The increase in Medicare revenue is primarily due to the increase in Medicare census and the increased utilization of Medicare Part B services. The Medicare census increased 3,952 days or 12.4% for the nine months end September 30, 2000 compared to the nine months ended September 30, 1999. Medicare Part B revenue of $465,000 increased $196,118 or 72.8% due to an increase in Part B utilization.

     Overall expenses increased $3,841,000 or 10.9% to $39,141,000 for the nine months ended September 30, 2000 as compared to $35,300,000 for the same period in 1999.

     Operating expenses of $32,506,0000 increased $3,123,000 or 10.6% for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This increase is primarily due to the increased cost of nursing services and ancillary costs. Nursing costs increased $1,247,000 for the nine months ended September 30, 2000 as compared to the same period in 1999. This increase is primarily due to increases in salary and wages and the increased utilization of temporary nurse staffing. Salary and wage expense for nurses increased $297,000 and temporary nurse staffing expense increased $892,000 for the nine months ended September 30, 2000 compared to the same period in the prior year. The increase in nursing salary and wages and utilization of temporary nurse staffing is a result of an overall shortage of nurses within the healthcare industry. Ancillary expenses increased $1,121,000 or 27.6% for the nine months ended September 30, 2000 compared to the same period in 1999. This increase is primarily due to the increase in the Medicare census and the increased utilization of Part B ancillary services. The remaining increase in operating costs is due to higher bad debt charges and general inflationary cost increases.

     Management and administrative fees increased $237,000 or 9.7% for the nine months ended September 30, 2000 as compared to the same period in 1999. This growth in these fees is caused by increased management fees expense. The growth in the management fee is a result of increases in revenues as the management fee is calculated as a percentage of the Fund's net revenue.

      Interest expense increased $313,000 for the nine months ended September 30, 2000 as compared to the same period in the prior year. The increase is the result of increases in the Fund's variable interest rate on the mortgage notes and refinancing of the mortgage increasing the beginning principal balance to $24,000,000 at a higher interest rate. The refinancing was effective June 12, 2000.

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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                          PART I. FINANCIAL INFORMATION


Item 3.     Quantitative and Qualitative Disclosures About Market Risk

     The Fund's long-term debt was converted to a fixed interest mortgage loan effective June 12, 2000 and therefore there is no longer any exposed market risk.


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

                                MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                                      LIMITED PARTNERSHIP




DATE:    11/10/00                By:         /s/ John M.  Prugh
                                         John M. Prugh
                                         President and Director
                                         Brown-Healthcare, Inc.
                                         Administrative General Partner

DATE:    11/10/00                By:        /s/ Timothy M.  Gisriel
                                         Timothy M. Gisriel
                                         Treasurer
                                         Brown-Healthcare, Inc.
                                         Administrative General Partner