Form 10-K
period 2000-12-31
MERIDIAN HEALTHCARE GROWTH & INCOME FUND LTD PARTNERSHIP
filed 2001-03-27
CIK 826682

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

     (Mark One)
     { X }  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 2000

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

       Yes     X                      No

  As of December 31, 2000, there were 1,539,900 Units of Assignee Limited Partnership Interests held by non-affiliates of the Registrant. Because there is not an established public trading market for the Units, the aggregate market value of the Units held by non-affiliates of the Registrant cannot be calculated.

                       Documents Incorporated by Reference

  The Annual Report for 2000 is incorporated by reference.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP



                                      INDEX

                                                                                    Page (s)

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS                                3

Part I.

         Item 1.    Business                                                             4
         Item 2.    Properties                                                         5-7
         Item 3.    Legal Proceedings                                                    7
         Item 4.    Submission of Matters to a Vote of Security Holders                  7


Part II.

         Item 5.    Market for Registrant's Common Equity and Related
                           Stockholder Matters                                         7-8
         Item 6.    Selected Financial Data                                              8
         Item 7.    Management's Discussion and Analysis of Financial                 9-14
                           Condition and Results of Operations
         Item 7a.   Quantitative and Qualitative Disclosures About Market Risk          14
         Item 8.    Financial Statements and Supplementary Data                         14
         Item 9.    Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure                          14


Part III.

         Item 10.   Directors and Executive Officers of Registrant                   15-17
         Item 11.   Executive Compensation                                              17
         Item 12.   Security Ownership of Certain Beneficial Owners
                           and Management                                               17
         Item 13.   Certain Relationships and Related Transactions                      17


Part IV.

         Item 14.   Exhibits, Financial Statement Schedules and
                           Reports on Form 8-K                                       18-20

                           Signatures                                                21-22

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

         The Fund's sole business is its investment in partnerships which own and operate nursing centers that are healthcare facilities licensed by individual states to provide long-term healthcare within guidelines established by the appropriate state health agencies and as directed by each patient's physician. Healthcare and related services from private pay and other patients and Medicaid and Medicare patients accounted for approximately 99% of revenues during each of the years in the three-year period ended December 31, 2000.

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

Item 2.  Properties

         The Fund owns Operating Partnership Interests in operating partnerships that own four nursing facilities in the State of Maryland, two nursing facilities in the State of North Carolina, and one nursing facility in New Jersey. The Facilities are described below:

                                                                                Property & Equipment     Patient
  Name and Location                       Description                           (before depreciation)   Revenues
                                                                                at December 31, 2000      2000
                                                                                        (Dollars in thousands)
Facility 1.   Hamilton      A 104-bed nursing facility located on                 $ 4,874               $ 5,073
6040 Harford Road           1.06 acres, constructed in 1972
Baltimore City,             consisting of a "T" shaped two-story
Maryland                    plus partial basement masonry structure
                            containing 22,082 square feet. The facility contains
                            104   comprehensive   care  beds  of  which  27  are
                            Medicare-certified.  There are two private rooms, 15
                            semi-private  rooms,  4  three-person  rooms  and 15
                            four-person rooms.


Facility 2.                 A 250-bed nursing facility located on                  11,438                10,300
Randallstown                2.83 acres, constructed in 1971
9109 Liberty Road           consisting of a rectangularly-shaped
Randallstown,               two-story plus partial basement masonry
Maryland                    structure containing a total of 72,780
                            square feet. The facility contains 246 comprehensive
                            care  beds of  which 88 are  Medicare-certified  and
                            four   domiciliary   care   beds.   There   are  111
                            semi-private rooms and 28 private rooms.


Facility 3.   Caton Manor   A 184-bed nursing facility located on                   8,031                 8,991
3330 Wilkens Avenue         0.92 acres, constructed in 1972
Baltimore City,             consisting of an "L" shaped four-story
Maryland                    plus basement masonry structure
                            containing a total of 48,660 square
                            feet.  All 184 beds are comprehensive
                            care beds of which 96 are
                            Medicare-certified.  All rooms are
                            semi-private.


                                                                                 Property &Equipment       Patient
                                                                                (before depreciation)     Revenues
                                                                                at December 31, 2000        2000
     Name and Location                  Description                                     (Dollars in Thousands)

Facility 4.  Frederick       A 166-bed nursing facility located on 1.13 acres,       7,625                 7,721
(Collegeview)                originally constructed in 1966 consisting of a
400 North Avenue             two-story plus partial  basement masonry  structure,
Frederick,                   the second floor added in 1968, containing  a total
Maryland                     of 52,661  square  feet.  The facility contains 156
                             comprehensive care beds of which 53 are  Medicare-
                             certified.  There are 10 domiciliary care beds and
                             two non-licensed  residential  apartments which are
                             leased to persons who do not require nursing care.




Facility 5.  Mooresville     A 160-bed nursing facility located on 11.38 acres,      6,155                 7,457
550 Glenwood Road            originally  constructed with 100 beds in 1988  with
Mooresville,                 a 60-bed addition completed in 1992 consisting of a
North Carolina               one-story slab on grade  building  containing a total
                             of 47,657 square feet. The facility contains 130 beds
                             for skilled care and intermediate care residents,  of
                             which 47 are Medicare certified. There are 30 beds in
                             the Home for the Aged (HA)wing. There are 8 private
                             rooms and 76 semi-private rooms.





Facility 6.  Salisbury       A 180 bed nursing  facility located on 6.02 acres,      6,118                 8,399
710 Julian Road              originally  constructed with 120 beds in 1988  with
Salisbury,                   a 60-bed addition completed in 1991 consisting of a
North Carolina               one-story slab on grade  building  containing a total
                             of 50,500 square feet. The facility contains 160 beds
                             for skilled care and intermediate care residents,  of
                             which 100 are Medicare certified. There are 20 beds
                             in the Home for the Aged(HA) wing. There are 16 private
                             rooms and 82 semi-private rooms.


                                                                                Property &Equipment        Patient
                                                                               (before depreciation)      Revenues
                                                                                at December 31, 2000         2000
     Name and Location                   Description                                      (Dollars in Thousands)

Facility 7.  Woodlands       A 140-bed nursing facility located on 6.52 acres,       8,417                 7,533
1400 Woodland Avenue         constructed in 1989 consisting of a two-story slab
Plainfield,                  on grade building  containing a total of 54,000
New Jersey                   square feet. The facility contains 120 comprehensive
                             nursing  home beds, of which 20 are Medicare certified,
                             and 20 residential care beds. There are 12 private rooms,
                             46 semi-private  rooms and 9 four-bed rooms. The facility
                             also provides space for a child day-care program.


                                                                                 ---------             ---------
                                                                                 $  52,658             $  55,474
                                                                                 =========             =========


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

Item 5.  Market for Registrant's Common Equity and Related Stockholder
                     Matters (continued)

         As of December 31, 2000, there were 1,712 holders of Units of the registrant, owning an aggregate of 1,540,040 Units, including 40 Units held by the Assignor Limited Partner. The Fund made four quarterly distributions totaling approximately $3,306,000 in each of the years in the three-year period ended December 31, 2000. See Note 5, "Distributions to Partners and Allocation of Net Earnings", in Item 8. Financial Statements and Supplementary Data, herein.


Item 6.  Selected Financial Data

                                                                Years Ended December 31,
                                               2000           1999        1998         1997         1996
                                                    (Dollars in thousands - except per Unit amounts)
Statement of Earnings Data

Net revenue                                   $55,764        $51,278     $54,108      $49,568      $47,885
Operating earnings before capital costs**       6,710          6,612       9,594        6,286        5,735
Net earnings                                    2,282          2,865       5,768        2,268        1,722

Net earnings per assignee Unit-basic        $    1.47      $    1.84   $    3.71    $    1.46    $    1.12


Operating Data

Payor mix (as a percent of revenue):
     Medicaid and Medicare                        80%            84%         80%          77%          77%
     Private                                      20%            16%         20%          23%          23%

Occupancy percentage                            86.2%          87.9%       91.7%        93.2%        94.3%

Patient Days Available                        430,000        429,000     429,000      429,000      431,000


Balance Sheet Data

Total assets                                  $49,398        $48,646     $50,305      $49,707      $52,255
Property and equipment, net of
     accumulated depreciation                  32,934         33,346      33,653       34,839       35,680
Debt, including loan payable to
     Development General Partner               24,964         23,742      24,422       25,070       26,576
Partners' capital                              17,348         18,372      18,813       16,351       17,389

Cash distributions paid per Unit:
     from operations                        $    1.69       $   2.12    $   2.12     $   2.12     $   2.12
     from return of capital                       .43              -           -            -            -
                                            $    2.12       $   2.12    $   2.12     $   2.12     $   2.12


     **Capital costs include depreciation, amortization and interest expense.

Item 7. Management's Discussion and Analysis of Financial Condition
             and Results of Operations

Liquidity and Capital Resources

         The Fund closed its mortgage loan refinancing with a new bank for loans totaling $24,000,000 on June 12, 2000. The renewal terms became effective on June 12, 2000 and provide for a term of five years at an interest rate of 9.75%. Monthly payments are based on a 25-year amortization schedule with a balloon payment due at the end of the 5-year term. Following the repayment of the original loan and transaction costs, the new loan resulted in refinancing proceeds of approximately $1,225,000 which were designated to fund certain improvements to the nursing facilities.

         The Fund also replaced its $4,000,000 line of credit facility with the same lender under terms similar to the mortgage loan terms described above.

         The Fund's working capital (excluding the current portion of long-term debt) increased $525,000 to $5,442,000 at December 31, 2000 as compared to $4,917,000 at December 31, 1999. The Fund has sufficient liquid assets and other available credit resources to satisfy its operating expenditures and anticipated routine capital improvements at each of the seven nursing home facilities.

         Cash flow from operating activities was $2,640,000 for the year ended December 31, 2000 as compared to $5,193,000 during 1999. The decrease in cash flow was due primarily to increased receivables and estimated third-party payor settlements, net, of $2,873,000 during 2000.

         Cash used from investing activities during 2000 was $1,421,000 and included improvements to the Fund's seven operating facilities. Similar improvements of $1,458,000 and $535,000 were made during 1999 and 1998, respectively.

         Cash flows from financing activities during 2000 included proceeds from the issuance of the Fund's new long-term debt of $24,000,000, repayment of long term debt of $22,829,000, new loan acquisition costs of $429,000 and distributions to partners and minority interests totaling $3,364,000.

         The Fund believes that the short-term liquidity needs will be met through expected cash flow from operations and available working capital from the existing line of credit.

         Between 1988 and 1999 the Development General Partner loaned the Fund $597,000 to support operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers during each centers' first two years of operation. Loans outstanding under this arrangement, including interest at 9% per annum, were $1,188,000 at December 31, 2000.

         On February 15, 2001 the Fund made its fourth quarter 2000 distribution to partners of $826,410. This distribution was funded by fourth quarter 2000 operations and reserves of approximately $403,000. During 2000 operations funded approximately 80% of the distributions to partners while the balance was funded by reserves provided by the refinancing of the Fund's long-term debt. Review of the 2001 budget suggests operations from the seven nursing centers will be sufficient to fund a similar distribution in 2001.

         The major challenge to the Fund in the foreseeable future is to control operating expenses in light of Medicare's conversion to the Prospective Payment System, to maintain a quality mix of patients and to increase the overall census at each of the facilities.

Item 7. Management's Discussion and Analysis of Financial Condition
             and Results of Operations (continued)

Results of Operations

                   December 31, 2000 versus December 31, 1999

         Overall 2000 revenues of $55,764,000 increased $4,486,000 or 8.7% from the same period in 1999.

         Revenues of $44,514,000 from Medicaid and Medicare patients for the twelve months ended December 31, 2000 increased $3,483,000 or 8.5% from the same period in the prior year. This increase is primarily the result of Medicaid rate increases and an increase in the number of Medicare days. Medicaid revenue increased $1,978,000 primarily due to overall rate increases of approximately 11.1% driven primarily by the four Maryland centers. The Maryland centers received a rate adjustment in October 1999, which was implemented to reflect a modification to the state reimbursement program, and their annual rate adjustment was received in July 2000. Medicare revenue increased $1,505,000 relating to growth in Medicare census. In fiscal year 2000 Medicare census made up 12.8% of the overall census as compared to 11.5% in fiscal year 1999.

         Revenues from private and other patients increased $995,000 to $10,960,000 as compared to $9,965,000 in 1999. This increase is a result of higher insurance census and rates and higher private rates. In fiscal year 2000, insurance census made up 3.1% of the overall census as compared to 2.8% in fiscal year 1999. Insurance rates increased 14.8% and private rates increased 6.3% resulting in additional revenue of approximately $395,000 and $386,000, respectively.

         Operating expenses increased $4,109,000 or 10.2% from the same period in the prior year. This increase is primarily due to the increased cost of nursing services and ancillary costs. Nursing costs increased $1,937,000 for the twelve months ended December 31, 2000 as compared to the same period in 1999. This increase is primarily due to increases in salary and wages and the increased utilization of temporary nurse staffing. Salary and wage expense for nurses increased $575,000, and temporary nurse staffing expense increased $1,078,000 for the twelve months ended December 31, 2000 compared to the same period in the prior year. The increase in nursing salary and wages and utilization of temporary nurse staffing is a result of an overall shortage of nurses within the healthcare industry. Ancillary expenses increased $1,395,000 or 24.9% for the twelve months ended December 31, 2000 as compared to the same period in 1999. This increase is primarily due to the increase in the Medicare census and the increased utilization of Part B ancillary services. The remaining increase in operating costs is due to increased health insurance costs, and general inflationary cost increases.

         Management and administrative fees increased $261,000 or approximately 7.7% in 2000 as compared to 1999. This increase is due to fees paid to the Fund's manager, which are calculated as a percentage of net revenues, and are reflective of the revenues increase in fiscal year 2000 as compared to 1999.

         Depreciation and amortization expense increased $203,000 in fiscal year 2000 as compared to fiscal year 1999. This increase is due primarily to the amortization of fees incurred of $134,000 for the extension of the existing mortgage and fees associated with refinancing of the mortgage.

Interest expense increased $478,000 in fiscal year 2000 as compared to fiscal year 1999. This increase is the result of higher variable interest rates during the year coupled with the refinancing which resulted in a larger principal balance $24,000,000 and a higher interest rate. The refinancing became effective June 12, 2000.

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

Item 7. Management's Discussion and Analysis of Financial Condition
             and Results of Operations (continued)

Legislative and Regulatory Issues

         Congress has enacted three major laws during the past five years that have significantly altered payment for nursing home services. The Balanced Budget Act of 1997 ("the 1997 Act"), signed into law on August 5, 1997, reduced federal spending on the Medicare and Medicaid programs. The Medicare Balanced Budget Refinement Act ("BBRA"), enacted in November 1999 addressed a number of the funding difficulties caused by the 1997 Act. A second enactment, the Benefits Improvement and Protection Act of 2000 ("BIPA"), was enacted on December 15, 2000, further modifying the law and restoring additional funding.

         Under the 1997 Act, participating skilled nursing facilities are reimbursed under a prospective payment system ("PPS") for inpatient Medicare covered services. The PPS system commenced with a facility's first cost reporting period beginning on or after July 1, 1998. Under PPS, nursing facilities are paid a predetermined amount per patient, per day ("per diem") based on the anticipated costs of treating patients. The per diem rate is determined by classifying each patient into one of forty-four resource utilization groups ("RUG") using the information gathered during the minimum data set ("MDS") assessment. There is a separate per diem rate for each of the RUG classifications. The per diem rate also covers rehabilitation and non-rehabilitation ancillary services. The law phased in PPS over a three-year period. PPS reimbursement is based largely on a nursing facility's costs for the services it provided to Medicare beneficiaries in the 1994-1995 base year.

         As implemented by HCFA, PPS has had an adverse impact on the Medicare revenues of many skilled nursing facilities. There have been three primary problems. First, the base year calculations understate costs. Second, the market basket index used to trend payments forward does not adequately reflect market experience. Third, the RUGs case mix allocation is not adequately predictive of the costs of care for patients, and does not equitably allocate funding, especially for non-therapy ancillary services.

         In November 1999, the BBRA was passed in Congress. This enactment provided relief for certain reductions in Medicare reimbursement caused by the 1997 Act. For covered skilled nursing facility services furnished on or after April 1, 2000, the federal per diem rate was increased by 20% for 15 RUG payment categories. While this provision was initially expected to adjust payment rates for only six months, HCFA withdrew proposed RUG refinement rules. These payment add-ons will continue until HCFA completes certain mandated recalculations of current RUG weightings. For fiscal years 2001 and 2002, the BBRA mandated federal per diem rates for all RUG categories be increased by an additional 4% over the required market basket adjustment. The law provided that certain specific services (such as prostheses and chemotherapy drugs) would be reimbursed separately from and in addition to the federal per diem rate. A provision was included that provided that for cost report years beginning on or after January 1, 2000, skilled nursing facilities could waive the PPS transition period and elect to receive 100% of the federal per diem rate. The enactment also lifted for two years the $1,500 cap on rehabilitation therapy services provided under Medicare Part B.

         On December 15, 2000 Congress passed BIPA that, among other provisions, increases the nursing component of Federal PPS rates by approximately 16.7% for the period from April 1, 2001 through September 30, 2002. The legislation will also change the 20% add-on to 3 of the 14 rehabilitation RUG categories to a 6.7% add-on to all 14 rehabilitation RUG categories beginning April 1, 2001. The Part B consolidated billing provision of BBRA will be repealed except for Medicare Part B therapy services and, the moratorium on the $1,500 therapy caps will be extended through calendar year 2002. The Fund has not yet evaluated what effect BIPA will have on its operating results.

         The 1997 Act included several provisions affecting Medicaid. The 1997 Act repealed the "Boren Amendment" federal payment standard for Medicaid payments to nursing facilities effective October 1, 1997. The Boren Amendment required that Medicaid payments to certain health care providers be reasonable and adequate in order to cover the costs of efficiently and economically operated healthcare facilities. Under the 1997 Act, states must now use a public notice

Item 7. Management's Discussion and Analysis of Financial Condition
             and Results of Operations (continued)

Legislative and Regulatory Issues (continued)

and comment period in order to determine rates and provide interested parties a reasonable opportunity to comment on proposed rates and the justification for and the methodology used in calculating such rates. With the repeal of the Federal payment standards, there can be no assurances that budget constraints or other factors will not cause states to reduce Medicaid reimbursement to nursing facilities and pharmacies or that payments to nursing facilities and pharmacies will be made on timely basis. The 1997 Act also grants greater flexibility to states to establish Medicaid managed care projects without the need to obtain a federal waiver. Although these projects generally exempt institutional care, including nursing facilities, no assurances can be given that these projects ultimately will not change the reimbursement methodology for nursing facility services from fee-for-service to managed care negotiated or capitated rates. We anticipate that federal and state governments will continue to review and assess alternative health care delivery systems and payment methodologies.

         Congress and state governments continue to focus on efforts to curb spending on health care programs such as Medicare and Medicaid. We cannot at this time predict the extent to which these proposals will be adopted or, if adopted and implemented, what effect, if any, such proposals will have on the Fund. Efforts to impose reduced allowances, greater discounts and more stringent cost controls by government and other payors are expected to continue.

         Our business is subject to extensive federal, state and, in some cases, local regulation with respect to, among other things, licensure, certification and health planning. These regulations relate, among other things, to the adequacy of physical plant and equipment, qualifications of personnel, standards of care and operational requirements. Compliance with such regulatory requirements, as interpreted and amended from time to time, can increase operating costs and thereby adversely affect the financial viability of our business. Failure to comply with current or future regulatory requirements could also result in the imposition of various remedies including fines, restrictions on admission, the revocation of licensure, decertification, imposition of temporary management or the closure of the facility.

         In July 1998, the Clinton administration issued a new initiative to promote the quality of care in nursing homes. Following this pronouncement, it has become more difficult for nursing facilities to maintain licensing and certification. We have experienced and expect to continue to experience increased costs in connection with maintaining our licenses and certifications as well as increased enforcement actions.

         All of our Facilities, to the extent required, are licensed under applicable law and are certified or approved as providers under one or more of the Medicaid and Medicare programs. Licensing, certification and other applicable standards vary from jurisdiction to jurisdiction and are revised periodically. State and local agencies survey all skilled nursing centers on a regular basis to determine whether such centers are in compliance with governmental operating and health standards and conditions for participation in government sponsored third party payor programs. We believe that our Facilities are in substantial compliance with the various Medicare, Medicaid and state regulatory requirements applicable to them. However, in the ordinary course of our business, we receive notices of deficiencies for failure to comply with various regulatory requirements. The Fund reviews such notices and takes appropriate corrective action. In most cases, the Fund and the reviewing agency will agree upon the measures to be taken to bring the center into compliance with regulatory requirements. In some cases or upon repeat violations, the reviewing agency may take various adverse actions against a provider, including but not limited to:

o        the imposition of fines;

o        suspension of payments for new admissions to the center;

o in extreme circumstances, decertification from participation in the Medicare or Medicaid programs and revocation of a center's license.

Item 7. Management's Discussion and Analysis of Financial Condition
             and Results of Operations (continued)

Legislative and Regulatory Issues (continued)

         These actions may adversely affect a nursing facility's ability to continue to operate, the ability to provide certain services, and / or eligibility to participate in the Medicare or Medicaid programs or to receive payments from other payors. Additionally, actions taken against one center may subject other centers under common control or ownership to adverse remedies.

Outlook

         The major challenge to the Fund in the foreseeable future is to control operating expenses in light of Medicare's conversion to the Prospective Payment System, to maintain a quality mix of patients and to increase the overall census at each of the facilities.

         On June 22, 2000, Genesis Health Ventures, Inc. (Genesis) and certain of its subsidiaries and affiliates filed petitions for Chapter 11 bankruptcy protection with the U.S. Bankruptcy Court in Wilmington, Delaware. Meridian Healthcare Inc. which manages the Fund's nursing centers under the terms of the management agreements, is a wholly-owned subsidiary of Genesis and was named as a debtor affiliate in the bankruptcy filing. Certain other subsidiaries of Genesis which supply the Fund's nursing centers with drugs, medical supplies, and other services were also included in the bankruptcy filing. The Genesis bankruptcy filing has not had an impact on the Fund's operations, results of operations or financial position.


Item 7a. Quantitative and Qualitative Disclosures About Market Risks

         The Fund has exposure to changing interest rates and is currently not engaged in hedging activities. Interest on the Fund's $23.8 million mortgage is at a fixed rate of 9.75%.


Item 8.  Financial Statements and Supplementary Data

     Index to Financial Statements:
                                                                      Page(s)
                                                                   Annual Report

     Independent Auditors' Report                                         3
     Consolidated Balance Sheets                                          4
     Consolidated Statements of Earnings                                  5
     Consolidated Statements of Partners' Capital                         6
     Consolidated Statements of Cash Flows                                7
     Notes to Consolidated Financial Statements                        8-15


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

The Development General Partner

         Meridian Healthcare Investments, Inc., the Development General Partner, is a Maryland corporation. On November 30, 1993, Genesis acquired substantially all the assets of Meridian, Inc., Meridian Healthcare (" MHC") and their affiliated entities, including all the stock of the Fund's Development General Partner. As part of the acquisition, MHC, the manager of the Fund's seven nursing centers, continues to operate the facilities pursuant to management agreements. Genesis operates primarily in five regional markets in which over 11,400,000 people over the age of 65 reside. The networks include 317 eldercare centers with approximately 39,400 beds; approximately 112 physicians, physician assistants and nurse practitioners; 23 medical supply distribution centers serving over 1,000 eldercare centers with over 80,000 beds; an integrated
NeighborCareSM pharmacy operation with over $1,050,000,000 in annualized revenues, including 61 long-term care pharmacies serving approximately 253,000 institutional beds; 32 community-based pharmacies; infusion therapy services; and certified rehabilitation agencies providing services through over 600 contracts. The Company also provides diagnostic and hospitality services in selected markets and operates a group purchasing organization. Genesis has concentrated its eldercare networks in five geographic regions in order to achieve operating efficiencies, economies of scale and significant market share. The five geographic markets that Genesis principally serves are: New England Region (Massachusetts/Connecticut/New Hampshire/Vermont/Rhode Island); Midatlantic Region (Greater Philadelphia/Delaware Valley/New Jersey); Chesapeake Region (Southern Delaware/Eastern Shore of Maryland/Baltimore, Maryland/Washington D.C./Virginia); Southern Region (Central Florida);and Allegheny Region (West Virginia/Western Pennsylvania/Illinois/Wisconsin). The Company believes that it is the largest operator of eldercare center beds in the states of New Hampshire, Massachusetts, New Jersey, Pennsylvania, Maryland and West Virginia.

         The following individuals are the directors and principal officers of Meridian Healthcare Investments, Inc.:

     Michael R. Walker, age 52, is President and a Director of the Development General Partner and is a co-founder of Genesis and has served as Chairman and Chief Executive Officer of Genesis since its inception in 1985. In 1998, Mr. Walker became the Chairman of the Board of Trustees of ElderTrustsm, a healthcare related real estate investment trust. In 1981, Mr. Walker co-founded Health Group Care Centers ("HGCC"). At HGCC, he served as Chief Financial Officer and, later, as President and Chief Operating Officer. Prior to its sale in 1985, HGCC operated nursing homes with 4,500 nursing beds in 12 states. From 1978 to 1981, Mr. Walker was the Vice President and Treasurer of AID Healthcare Centers, Inc. ("AID"). AID, which owned and operated 20 nursing centers, was co-founded in 1977 by Mr. Walker as the nursing home division of Hospital
Affiliates International ("HAI"). Mr. Walker holds a Master of Business Administration degree from Temple University and a Bachelor of Arts in Business Administration from Franklin and Marshall College. Mr. Walker serves on the Board of Directors of Renal Treatment Centers, Inc. and the Board of Trustees of Universal Health Realty and Income Trust.

     Richard R. Howard, age 52, is a Director of the Development General Partner and has served as a Director of Genesis since its inception in 1985, as President from June 1986 to November 1998 and as Vice Chairman since November 1998. From June, 1986 through March, 1998, Mr. Howard served as President and Chief Operating Officer of Genesis. He joined Genesis in September, 1985 as Vice President of Development. Mr. Howard's background in healthcare includes two years as the Chief Financial Officer of HGCC. Mr. Howard's experience also includes over ten years with Fidelity Bank, Philadelphia, Pennsylvania and one year with Equibank, Pittsburgh, Pennsylvania. Mr. Howard is a graduate of the Wharton School, University of Pennsylvania, where he received a Bachelor of Science degree in Economics in 1971.

     George V. Hager, Jr., age 45, is Vice President and Treasurer of the Development General Partner and is Executive Vice President and Chief Financial Officer of Genesis. Mr. Hager was previously partner in charge of the health-care practice for KPMG LLP in the Philadelphia office. Mr. Hager began his career at KPMG LLP in 1979 and has over eighteen years of experience in the healthcare industry. Mr. Hager received a Bachelor of Arts degree in Economics from Dickinson College in 1978 and a Master of Business Administration degree from Rutgers Graduate School of Management. He is a certified public accountant and a member of the AICPA and PICPA.
Administrative General Partner

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

         The following individuals are the directors and principal officers of the Administrative General Partner:

     John M. Prugh, age 52, has been a Director and President of the Administrative General Partner since 1988, and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1984. Mr. Prugh graduated from Gettysburg College in 1970, and was designated a Certified Property Manager by the Institute of Real Estate Management in 1979. He has worked in property management for H. G. Smithy Co., in Washington, D.C., and Dreyfus Bros., Inc. in Bethesda, Maryland. Since 1977, Mr. Prugh has been involved in managing, administering, developing and selling real estate investment projects sponsored by Alex. Brown Realty, Inc. and its subsidiaries.

     Peter E. Bancroft, age 48, has been a Director and Vice President of the Administrative General Partner since 1988 and a Senior Vice President of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1983. Mr. Bancroft graduated from Amherst College in 1974, attended the University of Edinburgh, and received a J.D. degree from the University of Virginia School of Law in 1979. Prior to joining Alex. Brown Realty, Inc. in 1983, Mr. Bancroft held legal positions with Venable, Baetjer and Howard and T. Rowe Price Associates, Inc.

     Terry F. Hall, age 54, has been the Secretary of the Administrative General Partner and a Vice President and Secretary of, and Legal Counsel for, Alex. Brown Realty, Inc. since 1989. Mr. Hall graduated from the University of
Nebraska-Lincoln in 1968, and received a J.D. degree from the University of Pennsylvania Law School in 1973. Prior to joining Alex. Brown Realty, Inc. in 1986, Mr. Hall was a Partner at the law firm of Venable, Baetjer and Howard from 1981 to 1986 and an associate at the same firm from 1973 to 1981.

     Timothy M. Gisriel, age 44, has been the Treasurer of the Administrative General Partner and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1990. He was Controller of Alex. Brown Realty, Inc. and Armata Financial Corp. from 1984 through 1990. Mr. Gisriel graduated from Loyola College in 1978 and received his Masters of Business Administration degree from the Robert G. Merrick School of Business, University of Baltimore in 1993. Prior to joining Alex. Brown Realty, Inc. in 1984, Mr. Gisriel was an audit supervisor in the Baltimore office of Coopers & Lybrand. He is a Maryland Certified Public Accountant.

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

Item 13.  Certain Relationships and Related Transactions

         The General Partners and their affiliates have and are permitted to engage in transactions with the Fund. For a summarization of fees paid during 2000, 1999, and 1998, and to be paid to the General Partners and their affiliates at December 31, 2000, see Note 3, "Related Party Transactions" in
Item 8. Financial Statements, herein.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) 1. Financial Statements: see Index to Financial Statements and Supplementary Data in Item 8 on Page 13.

         2. Financial Statement Schedules: Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2000, 1999 and 1998. All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         3.  Exhibits:

             (3, 4) Limited Partnership Agreement on pages 1 through 41 of Exhibit A to the Fund's Prospectus, and the Fund's Registration Statement on Form S-1 (File No. 33-19277) included herein by reference.

             (13)   Annual Report for 2000.

     (b) Reports on Form 8-K:  None.

                           INDEPENDENT AUDITORS REPORT



To the Partners of
Meridian Healthcare Growth and
Income Fund Limited Partnership

Under date of February 16, 2001, we reported on the consolidated balance sheets of Meridian Healthcare Growth and Income Fund Limited Partnership (the Fund) as of December 31, 2000 and 1999, and the related consolidated statements of earnings, partners' capital and cash flows for each of the years in the three-year period ended December 31, 2000, as contained in the annual report on Form 10K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Form 10K. This consolidated financial statement schedule is the responsibility of the Fund's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits. In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                      KPMG LLP

Philadelphia, Pennsylvania
February 16, 2001

         Meridian Healthcare Growth and Income Fund Limited Partnership
                        Valuation and Qualifying Accounts
                  Years Ended December 31, 2000, 1999 and 1998
                             (Dollars in Thousands)

                                   Schedule II

                                   Balance at Beginning   Charged to                         Balance at End
                 Description            of Period         Operations      Deductions(1)         of Period
-------------------------------------------------------------------------------------------------------------

Year Ended December 31, 2000             $1,048               904            (707)              $1,245
Allowance for Doubtful Accounts

Year Ended December 31, 1999               $479               845            (276)              $1,048
Allowance for Doubtful Accounts

Year Ended December 31, 1998               $513               252            (286)              $  479
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


                                       MERIDIAN HEALTHCARE GROWTH AND INCOME
                                                     FUND LIMITED PARTNERSHIP


DATE:         3/15/01                  By:     /s/   John M. Prugh
                                            John M. Prugh
                                            President and Director
                                            Brown-Healthcare, Inc.
                                            Administrative General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed by the following in the capacities and on the dates indicated.




DATE:         3/15/01                  By:      /s/    John M. Prugh
                                            John M. Prugh
                                            President and Director
                                            Brown-Healthcare, Inc.
                                            Administrative General Partner


DATE:         3/23/01                  By:     /s/   Peter E. Bancroft
                                            Peter E. Bancroft
                                            Vice President and Director
                                            Brown-Healthcare, Inc.
                                            Administrative General Partner


DATE:         3/15/01                  By:    /s/   Terry F. Hall
                                            Terry F. Hall
                                            Secretary
                                            Brown-Healthcare, Inc.
                                            Administrative General Partner


DATE:         3/15/01                  By:     /s/   Timothy M. Gisriel
                                            Timothy M. Gisriel
                                            Treasurer
                                            Brown-Healthcare, Inc.
                                            Administrative General Partner

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

DATE:        3/26/00                   By:     /s/    Michael R. Walker
                                           Michael R. Walker
                                           President and Director
                                           Meridian Healthcare Investments, Inc.
                                           Development General Partner



DATE:        3/26/00                   By:    /s/    Richard R. Howard
                                           Richard R. Howard
                                           Director
                                           Meridian Healthcare Investments, Inc.
                                           Development General Partner




DATE:        3/26/00                   By:    /s/    George V. Hager, Jr.
                                           George V. Hager, Jr.
                                           Vice President and Treasurer
                                           Meridian Healthcare Investments, Inc.
                                           Development General Partner