Form 10-Q
period 2001-03-31
MERIDIAN HEALTHCARE GROWTH & INCOME FUND LTD PARTNERSHIP
filed 2001-05-10
CIK 826682

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


         (Mark One)
         { X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended                March 31, 2001

         {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                     to


 For Quarter Ended     March 31, 2001       Commission file number   000-17596

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

                     Yes     X                             No

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                                      INDEX


                                                                        Page No.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS                    2

Part I.  Financial Information


     Item 1.  Financial Statements

              Consolidated Balance Sheets                                    3
              Consolidated Statements of Earnings                            4
              Consolidated Statements of Partners' Capital                   5
              Consolidated Statements of Cash Flows                          6
              Notes to Consolidated Financial Statements                   7-8


     Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations            9-10


     Item 3.  Quantitative and Qualitative Disclosures
                 About Market Risk                                          11

Part II.   Other Information


     Item 1. through Item 6.                                                11

     Signatures                                                             12

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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                  March 31,
                                                                     2001               December 31,
                                                                 (Unaudited)                2000
                                                             ------------------      ------------------
Assets
Current Assets
    Cash and cash equivalents                                $             292       $           1,108
    Accounts receivable, net                                             8,516                   8,990
    Estimated third-party payor settlements                              1,103                     843
    Prepaid expenses                                                       553                     650
                                                             ------------------      ------------------
        Total current assets                                            10,464                  11,591
                                                             ------------------      ------------------

Property and equipment, net of accumulated depreciation                 32,747                  32,934
                                                             ------------------      ------------------

Other assets
    Goodwill, net                                                        4,427                   4,490
    Loan acquisition costs, net                                            360                     383
                                                             ------------------      ------------------
                                                                         4,787                   4,873
                                                             ------------------      ------------------


        Total assets                                         $          47,998       $          49,398
                                                             ==================      ==================

Liabilities and Partners' Capital
Current liabilities
    Current portion of long-term debt                        $             424       $             397
    Accrued compensation and related costs                                 132                   1,055
    Accounts payable and other accrued expenses                          3,677                   3,766
    Estimated third  party payor settlements                             1,501                   1,328
                                                             ------------------      ------------------
        Total current liabilities                                        5,734                   6,546
                                                             ------------------      ------------------

Deferred management fee payable                                            948                     937
Loan payable to the Development General Partner                          1,202                   1,188
Long-term debt                                                          23,241                  23,379
                                                             ------------------      ------------------
                                                                        25,391                  25,504
                                                             ------------------      ------------------

Partners' capital
    General partners                                                      (146)                   (142)
    Assignee limited partners; 1,540,040
      units issued and outstanding                                      17,019                  17,490
                                                             ------------------      ------------------
        Total partners' capital                                         16,873                  17,348
                                                             ------------------      ------------------

        Total liabilities and
           partners' capital                                 $          47,998       $          49,398
                                                             ==================      ==================



          See accompanying notes to consolidated financial statements.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
                           Consolidated Statements of Earnings
                        For the three months ended March 31,
                                   (Unaudited)
                 (Dollars in thousands except per unit amounts)

                                                          2001                   2000
                                                   ------------------      ----------------
Revenues
   Medicaid and Medicare patients                  $          11,619       $        10,767
   Private patients                                            2,584                 2,501
   Investment and other income                                    48                    70
                                                   ------------------      ----------------
                                                              14,251                13,338
                                                   ------------------      ----------------

Expenses
   Operating, including $2,311 and
     $2,092 to related parties                                11,719                10,739
   Management and administration fees
     to related parties                                          786                   866
   General and administrative                                    234                   221
   Depreciation and amortization                                 559                   546
   Interest expense                                              602                   448
                                                   ------------------      ----------------
                                                              13,900                12,820
                                                   ------------------      ----------------

Net earnings                                       $             351       $           518
                                                   ==================      ================




Net earnings per unit of assignee
   limited partnership interest - basic            $            0.22       $          0.33
                                                   ==================      ================
   (computed based on 1,540,040 units)




          See accompanying notes to consolidated financial statements.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
                  Consolidated Statements of Partners' Capital
               For the Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)
                              Dollars in thousands

                                                                              Assignee
                                                            General            Limited
                                                            Partners          Partners            Total
                                                        ---------------   ----------------   ---------------

Balance at December 31, 2000                            $         (142)   $        17,490    $       17,348

Net earnings                                                         4                347               351

Distributions to partners                                           (8)              (818)             (826)
                                                        ---------------   ----------------   ---------------

Balance at March 31, 2001                               $         (146)   $        17,019    $       16,873
                                                        ===============   ================   ===============




Balance at December 31, 1999                            $         (132)   $        18,504    $       18,372

Net earnings                                                         5                513               518

Distributions to partners                                           (8)              (818)             (826)
                                                        ---------------   ----------------   ---------------

Balance at March 31, 2000                               $         (135)   $        18,199    $       18,064
                                                        ===============   ================   ===============



           See accompanying notes to consolidated financial statements

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMTIED PARTNERSHIP
                      Consolidated Statements of Cash Flows
                      For the Three Months Ended March 31,
                                   (Unaudited)
                             (Dollars in thousands)

                                                                              2001                 2000
                                                                       -----------------    -----------------
Cash flows from operating activities
   Net earnings                                                        $            351     $            518
   Adjustments to reconcile net earnings to net
     cash provided by operating activities
       Depreciation and amortization                                                559                  546
       Minority interest in net earnings of operating
         partnerships                                                                 3                    5
       Increase in loan payable to Development General Partner                       14                   13
       Increase in deferred management fee payable                                   11                   12
       Change in other assets and liabilities
         Accounts receivable                                                        471                 (756)
         Estimated third-party payor settlements                                    (87)                  65
         Prepaid expenses                                                            99                  (34)
         Accrued compensation and related costs                                    (923)                (350)
         Accounts payable and other accrued expenses                                (89)                 621
                                                                       -----------------    -----------------

Net cash provided by operating activities                                           409                  640
                                                                       -----------------    -----------------

Cash flows from investing activities-
   additions to property and equipment                                             (288)                (247)
                                                                       -----------------    -----------------


Cash flows from financing activities
   Deferred financing fees                                                            -                  (84)
   Repayment of long-term debt                                                     (111)                (123)
   Distributions to partners                                                       (826)                (826)
                                                                       -----------------    -----------------

Net cash used in financing activities                                              (937)              (1,033)
                                                                       -----------------    -----------------

Net decrease in cash and cash equivalents                                          (816)                (640)
Cash and cash equivalents
   Beginning of period                                                            1,108                2,511
                                                                       -----------------    -----------------

   End of period                                                       $            292     $          1,871
                                                                       =================    =================



          See accompanying notes to consolidated financial statements.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                   Notes to Consolidated Financial Statements
                                 March 31, 2001
                                   (Unaudited)

NOTE 1 - THE FUND AND BASIS OF PREPARATION

The Fund owns 98.99% limited partnership interests in each of the seven operating partnerships. The Fund through its seven operating partnerships, derives substantially all of its revenue from extended healthcare provided to nursing center residents including room and board, nursing care, drugs and other medical services.

The accompanying consolidated financial statements of Meridian Healthcare Growth and Income Fund Limited Partnership (the "Fund") do not include all of the information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The unaudited interim financial information contained in the consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the 2000 Annual Report.

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

The Fund is obligated to pay the Administrative General Partner an annual administration fee of the greater of $75,000 per year or 1/2 of 1% of the Fund's annual revenues. The nursing centers owned by the operating partnerships are managed by Meridian Healthcare, Inc., an affiliate of the Development General Partner, under the terms of existing management agreements which provide for management fees equal to 5% in 2001 and 6% in 2000 of the annual revenues of each nursing center. Certain of the operating partnerships also purchase drugs and medical supplies and other services from affiliates of the Development General Partner. Such purchases are in turn billed to patients or third party payors at prices which on average approximate the nursing center's cost.

Transactions with these related parties for the three months ended March 31, 2001 and 2000 are as follows:

                                                  2001              2000

  Management and administration fees         $   786,000         $  866,000
  Drug and medical supplies purchases          1,083,000            887,000
  Nursing and rehabilitation services          1,228,000          1,205,000
  Interest expense on borrowings                  21,000             25,000


The Development General Partner loaned the Fund $597,000, as required by the Cash Flow Deficit Guaranty Agreement, to support the operating deficits generated by the Moorsesville, Salisbury and Woodlands nursing centers during each center's first two years of operations subsequent to the Fund's acquisition of partnership interests. Loans outstanding under an arrangement, including accumulated interest from inception of the loan at 9% per annum, were $1,202,000 at March 31, 2001 and $1,188,000 at December 31, 2000. The Fund is obligated to repay these loans when certain specified financial criteria are met, the most significant of which is the payment of a preferred return to the assignee limited partners as defined in the Fund's partnership agreement.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                                 March 31, 2001
                                   (Unaudited)

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

     The Fund's working capital (excluding the current portion of long-term debt) decreased $288,000 to $5,154,000 at March 31, 2001 as compared to $5,442,000 at December 31, 2000. The Fund has sufficient liquid assets and other available credit resources to satisfy its operating expenditures and anticipated routine capital improvements at each of the seven nursing home facilities.

     Cash flow from operating activities was $409,000 for the three-month period ended March 31, 2001 as compared to $640,000 for the same period of 2000.

     Cash used from investing activities for the three-month period ended March 31, 2001 was $288,000 and included improvements to the Fund's seven operating facilities. Similar improvements made during the first three months of 2000 were $247,000.

     The Fund believes that the short-term liquidity needs will be met through expected cash flow from operations and available working capital from the existing line of credit.

     Between 1988 and 1989 the Development General Partner loaned the Fund $597,000 to support operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers during each centers' first two years of operation. Loans outstanding under this arrangement, including interest at 9% per annum, were $1,202,000 at March 31, 2001.

     On or about May 15, 2001 the Fund will make its first quarter 2001 distribution to partners of $826,410. This distribution was funded by first quarter 2001 operations and reserves of approximately $288,000. Review of the 2001 budget suggests operations from the seven nursing centers will be sufficient to fund a similar quarterly distribution throughout the year.

     The major challenge to the Fund in the foreseeable future is to control operating expenses, to maintain a quality mix of patients and to increase the overall census at each of the facilities.

Results of Operations

     Net earnings for the Fund were $351,000 for the three months ended March 31, 2001 as compared to $518,000 for the same period in fiscal year 2000. The decrease in earnings is primarily due to increased operating costs of the Fund and an increase in interest expense due to refinancing, which took place in June 2000.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

               Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of Operations (continued)

     Overall revenues of $14,251,000 increased $913,000 or 6.8% for the three months ended March 31, 2001 compared to the same period in fiscal year 2000. The increase in revenue is primarily due to increases in Medicaid and Medicare revenue. Medicaid and Medicare revenue increased $852,000 to $11,619,000 for the first quarter of 2001 compared to the first quarter of fiscal year 2000. Medicaid revenue for the three months ended March 31, 2001 increased $344,000 compared to the same period in the prior year. This increase is primarily due to an overall Medicaid rate increase of approximately 8.7% driven primarily by the four Maryland centers, which received their annual Medicaid rate adjustment in July 2000. Medicare revenue of $4,050,000 increased $508,000 or 14.3% for the three month period ended March 31, 2001 compared to the same period in fiscal year 2000. The increase in Medicare revenue is due to the growth in the Medicare census. The average daily Medicare census increased fifteen customers per day or 11.5% to 146, representing 14.6% of the total census for the three months ended March 31, 2001 compared to 131 or 12.8% of the total census for the same period in fiscal year 2000.

     Operating expenses increased $980,000 or 9.1% in the first quarter of 2001 as compared to the same period in fiscal year 2000. This increase is primarily due to the increased cost of nursing services and ancillary costs. Nursing costs of $5,942,000 increased $503,000 for the three months ended March 31, 2001 as compared to the same period in fiscal year 2000. This increase is primarily due to increases in salary, wages, and employee benefits, which is being driven by the strong market demand for nursing personnel. First quarter ancillary expenses increased $251,000 or 14.5% for the three months ended March 31, 2001 as compared to the same period in fiscal year 2000. This increase is primarily due to higher ancillary utilization of the increased number of Medicare customers and the increased utilization of Medicare Part B ancillary services. The remaining increase in operating costs is due to general inflationary cost increases.

     Management and administrative fees of $786,000 decreased $80,000 or approximately 9.2% for the first quarter of 2001 compared to the same period in fiscal year 2000. This decrease is due to an amendment to the management agreement effective January 1, 2001, which reduced the management fee from 6% to 5% of net patient service revenue.

     Depreciation and amortization expense increased $13,000 to $559,000 for the three months ended 2001 as compared to the same period in fiscal year 2000. The increase is primarily due to depreciation of capital renovations completed in fiscal year 2000.

     Interest expense for the first quarter of 2001 increased $154,000 compared to the same period in fiscal year 2000. This increase is due to refinancing of the mortgage which increased the beginning principal balance to $24,000,000 at an interest rate of 9.75% effective June 12, 2000.

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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP



                          PART I. FINANCIAL INFORMATION


Item 3.     Quantitative and Qualitative Disclosures About Market Risk

     The Fund has exposure to changing interest rates and is currently not engaged in hedging activities. Interest on the Fund's 23.8 million mortgage is at a fixed rate of 9.75%.



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

              a)  Reports on Form 8-K:     None

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


                                   MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                                          LIMITED PARTNERSHIP




DATE:      5/10/01                 By:     /s/  John M. Prugh
                                   President and Director
                                   Brown-Healthcare, Inc.
                                   Administrative General Partner




DATE:      5/10/01                 By:     /s/  Timothy M. Gisriel
                                   Treasurer
                                   Brown-Healthcare, Inc.
                                   Administrative General Partner