Form 10-Q
period 2001-06-30
MERIDIAN HEALTHCARE GROWTH & INCOME FUND LTD PARTNERSHIP
filed 2001-08-10
CIK 826682

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


(Mark One)
{ X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from      to


For Quarter Ended     June 30, 2001       Commission file number   000-17596

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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                              June 30,
                                                                                2001               December 31,
                                                                            (Unaudited)                2000
                                                                       ------------------      ------------------
Assets
Current Assets
    Cash and cash equivalents                                           $           1,548       $           1,108
    Accounts receivable, net                                                        8,694                   8,990
    Estimated third-party payor settlements                                           553                     843
    Prepaid expenses                                                                  500                     650
                                                                        ------------------      ------------------
        Total current assets                                                       11,295                  11,591
                                                                        ------------------      ------------------

Property and equipment, net of accumulated depreciation                            32,446                  32,934
                                                                        ------------------      ------------------

Other assets
    Goodwill, net                                                                   4,364                   4,490
    Loan acquisition costs, net                                                       339                     383
                                                                        ------------------      ------------------
                                                                                    4,703                   4,873
                                                                        ------------------      ------------------


        Total assets                                                    $          48,444       $          49,398
                                                                        ==================      ==================

Liabilities and Partners' Capital
Current liabilities
    Current portion of long-term debt                                   $             452       $             397
    Accrued compensation and related costs                                            474                   1,055
    Accounts payable and other accrued expenses                                     4,353                   3,766
    Estimated third  party payor settlements                                        1,458                   1,328
                                                                        ------------------      ------------------
        Total current liabilities                                                   6,737                   6,546
                                                                        ------------------      ------------------

Deferred management fee payable                                                       958                     937
Loan payable to the Development General Partner                                     1,214                   1,188
Long-term debt                                                                     23,106                  23,379
                                                                        ------------------      ------------------
                                                                                   25,278                  25,504
                                                                        ------------------      ------------------

Partners' capital
    General partners                                                                 (152)                   (142)
    Assignee limited partners; 1,540,040
      units issued and outstanding                                                 16,581                  17,490
                                                                        ------------------      ------------------
        Total partners' capital                                                    16,429                  17,348
                                                                        ------------------      ------------------

        Total liabilities and
           partners' capital                                            $          48,444       $          49,398
                                                                        ==================      ==================



          See accompanying notes to consolidated financial statements.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
                       Consolidated Statements of Earnings
                                   (Unaudited)
                 (Dollars in thousands except per unit amounts)

                                                Three Months Ended                Six Months Ended
                                          ------------------------------   ------------------------------

                                             June 30,        June 30,         June 30,         June 30,
                                               2001            2000             2001             2000
                                          --------------   -------------   --------------   -------------

Revenues
   Medicaid and Medicare patients         $      11,648    $     11,099    $      23,267    $     21,866
   Private patients                               2,601           2,619            5,185           5,119
   Investment and other income                       42              83               90             153
                                          --------------   -------------   --------------   -------------
                                                 14,291          13,801           28,542          27,138
                                          --------------   -------------   --------------   -------------

Expenses
   Operating, including $2,322,  $1,988,
     $4,633 and $4,080 to related parties        11,716          10,656           23,435          21,396
   Management and administration fees
     to related parties                             784             897            1,570           1,762
   General and administrative                       239             277              473             497
   Depreciation and amortization                    563             585            1,122           1,131
   Interest expense                                 606             500            1,208             948
                                          --------------   -------------   --------------   -------------
                                                 13,908          12,915           27,808          25,734
                                          --------------   -------------   --------------   -------------

Net earnings                              $         383    $        886    $         734    $      1,404
                                          ==============   =============   ==============   =============


Net earnings per unit of assignee
   limited partnership interest-basic
   (computed based on 1,540,040
    units)                                $        0.25    $       0.57    $        0.47    $       0.90
                                          ==============   =============   ==============   =============



           See accompanying notes to consolidated financial statements

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
                  Consolidated Statements of Partners' Capital
                 For the Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)
                              Dollars in thousands

                                                                              Assignee
                                                            General            Limited
                                                            Partners          Partners            Total
                                                        ---------------   ----------------   ---------------

Balance at December 31, 2000                            $         (142)   $        17,490    $       17,348

Net earnings                                                         7                727               734

Distributions to partners                                          (17)            (1,636)           (1,653)
                                                        ---------------   ----------------   ---------------

Balance at June 30, 2001                                $         (152)   $        16,581    $       16,429
                                                        ===============   ================   ===============





Balance at December 31, 1999                            $         (132)   $        18,504    $       18,372

Net earnings                                                        14              1,390             1,404

Distributions to partners                                          (17)            (1,636)           (1,653)
                                                        ---------------   ----------------   ---------------

Balance at June 30, 2000                                $         (135)   $        18,258    $       18,123
                                                        ===============   ================   ===============



           See accompanying notes to consolidated financial statements

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMTIED PARTNERSHIP
                      Consolidated Statements of Cash Flows
                        For the Six Months Ended June 30,
                                   (Unaudited)
                             (Dollars in thousands)

                                                                              2001                 2000
                                                                       -----------------    -----------------
Cash flows from operating activities
   Net earnings                                                        $            734     $          1,404
   Adjustments to reconcile net earnings to net
     cash provided by operating activities
       Depreciation and amortization                                              1,122                1,131
       Minority interest in net earnings of operating
         partnerships                                                                 9                   17
       Increase in loan payable to Development General Partner                       26                   26
       Increase in deferred management fee payable                                   21                   23
       Change in other assets and liabilities
         Accounts receivable                                                        287                 (683)
         Estimated third-party payor settlements                                    420                  186
         Prepaid expenses                                                           150                  (48)
         Accrued compensation and related costs                                    (581)                (282)
         Accounts payable and other accrued expenses                                590                 (281)
                                                                       -----------------    -----------------

Net cash provided by operating activities                                         2,778                1,493
                                                                       -----------------    -----------------

Cash flows from investing activities-
   additions to property and equipment                                             (467)                (479)
                                                                       -----------------    -----------------


Cash flows from financing activities
   Deferred financing fees                                                            -                  (84)
   Loan acquisition costs                                                             -                 (429)
   Net proceeds from issuance of long-term debt                                       -               24,000
   Repayment of long-term debt                                                     (218)             (22,711)
   Distributions to partners                                                     (1,653)              (1,653)
                                                                       -----------------    -----------------

Net cash used in financing activities                                            (1,871)                (877)
                                                                       -----------------    -----------------

Net increase in cash and cash equivalents                                           440                  137
Cash and cash equivalents
   Beginning of period                                                            1,108                2,511
                                                                       -----------------    -----------------

   End of period                                                       $          1,548     $          2,648
                                                                       =================    =================


          See accompanying notes to consolidated financial statements.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP



                   Notes to Consolidated Financial Statements
                                  June 30, 2001
                                   (Unaudited)


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

NOTE 2 - RELATED PARTY TRANSACTIONS

On June 22, 2000, Genesis Health Ventures, Inc. (Genesis) and certain of its subsidiaries and affiliates filed petitions for Chapter 11 bankruptcy protection with the U.S. Bankruptcy Court in Wilmington, Delaware. Meridian Healthcare, Inc., which manages the Fund's nursing centers under the terms of management agreements described below, is a wholly-owned subsidiary of Genesis and was named as a debtor affiliate in the bankruptcy filing. Certain other subsidiaries of Genesis which supply the Fund's nursing centers with drugs, medical supplies, and other services as described below were also included in the bankruptcy filing. The Genesis bankruptcy filing has not had an impact on the Fund's operations, results of operations, or financial position.

The Fund is obligated to pay Brown-Healthcare, Inc. (Administrative General Partner) an annual administration fee of the greater of $75,000 per year or 1/2 of 1% of the Fund's annual revenues. The nursing centers owned by the operating partnerships are managed by Meridian Healthcare, Inc., an affiliate of Meridian Healthcare Investments, Inc. (Development General Partner), under the terms of existing management agreements which provide for management fees equal to 5% in 2001 and 6% in 2000 of the annual revenues of each nursing center. Certain of the operating partnerships also purchase drugs and medical supplies and other services from affiliates of the Development General Partner. Such purchases are in turn billed to patients or third party payors at prices which on average approximate the nursing center's cost.

Transactions with these related parties for the three and six months ended June 30, 2001 and 2000 are as follows:

                                                    Three Months Ended                  Six Months Ended
                                             June 30, 2001     June 30, 2000     June 30, 2001     June 30, 2000

    Management and administration fees         $ 785,000         $ 897,000         $1,570,000       $1,762,000
    Drug and medical supplies purchases        1,013,000           835,000          2,096,000        1,722,000
    Nursing and rehabilitation services        1,309,000         1,153,000          2,537,000        2,358,000
    Interest expense on borrowings                22,000            24,000             43,000           48,000



The Development General Partner loaned the Fund $597,000, as required by the Cash Flow Deficit Guaranty Agreement, to support the operating deficits generated by the Moorsesville, Salisbury and Woodlands nursing centers during each center's first two years of operations subsequent to the Fund's acquisition of partnership interests. Loans outstanding under an arrangement, including accumulated interest from inception of the loan at 9% per annum, were $1,214,000 at June 30, 2001 and $1,188,000 at December 31, 2000. The Fund is obligated to repay these loans when certain specified financial criteria are met, the most significant of which is the payment of a preferred return to the assignee limited partners as defined in the Fund's partnership agreement.

                   Notes to Consolidated Financial Statements
                                  June 30, 2001
                                   (Unaudited)


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

     The Fund also replaced its $4,000,000 line of credit facility with the same lender under terms similar to the mortgage loan term described above.

     The Fund's working capital (excluding the current portion of long-term debt) decreased $144,000 to $5,010,000 at June 30, 2001 as compared to $5,154,000 at March 31, 2001. The Fund has sufficient liquid assets and other available credit resources to satisfy its operating expenditures and anticipated routine capital improvements at each of the seven nursing home facilities.

     Cash flow from operating activities was $2,778,000 for the six-month period ended June 30, 2001 as compared to $1,493,000 for the same period of 2000.

     Cash used from investing activities for the six-month period ended June 30, 2001 was $467,000 and included improvements to the Fund's seven operating facilities. Similar improvements made during the first six months of 2000 were $479,000.

     The Fund believes that the short-term liquidity needs will be met through expected cash flow from operations and available working capital from the existing line of credit.

     Between 1988 and 1989 the Development General Partner loaned the Fund $597,000 to support operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers during each centers' first two years of operation. Loans outstanding under this arrangement, including interest at 9% per annum, were $1,214,000 at June 30, 2001.

     On August 15, 2001 the Fund will make its second quarter 2001 distribution to partners of $826,410. This distribution will be funded by second quarter operations and reserves of approximately $136,000. Review of the second half of the 2001 budget suggests that operations from the seven nursing centers will be sufficient to fund a similar quarterly distribution throughout the remainder of the year.

     The major challenge to the Fund in the foreseeable future is to control operating expenses, to maintain a quality mix of patients and to increase the overall census at each of the facilities.


Results of Operations

    Three Months Ended June 30, 2001 versus Three Months Ended June 30, 2000

     Net earnings for the Fund were $383,000 for the three months ended June 30, 2001 as compared to $886,000 for the same period in fiscal year 2000. The decrease in earnings is primarily due to increased operating costs of the Fund and an increase in interest expense due to refinancing, which took place in June 2000.

     Overall revenues of $14,291,000 increased $490,000 or 3.6% for the three months ended June 30, 2001 compared to the same period in fiscal year 2000. The increase in revenue is primarily due to an increase in revenues from Medicaid and Medicare patients of $549,000. Medicaid revenue for the three months ended June 30, 2001 increased $632,000 compared to the same period in the prior year. The growth in revenue is primarily due to an overall Medicaid rate increase of approximately 9.2% driven primarily by the four Maryland centers, which received their annual Medicaid rate adjustment in July 2000. The Medicaid revenue increase was partially offset by a Medicare revenue decrease of $83,000 due primarily to a decrease in the number of Medicare customers.

     Second quarter 2001 expenses of $13,908,000 increased $993,000 or 7.7% from the three months ended June 30, 2000.

     Operating expenses increased $1,060,000 or 9.9% in the second quarter of 2001 as compared to the same period in fiscal year 2000. This increase is primarily due to the increased cost of nursing services and ancillary costs. Nursing costs increased $648,000 for the three months ended June 30, 2001 as compared to the same period in fiscal year 2000. This increase is primarily due to increases in salary, wages, employee benefits, and an increase in the utilization of temporary nurse staffing, which is being driven by the strong market demand for nursing personnel. Salary, wage, and benefits expense for nurses increased $412,000 and temporary nurse staffing expense increased $236,000 for the three months ended June 30, 2001 compared to the same period in fiscal year 2000. Second quarter ancillary expenses increased $106,000 or 6.1% for the three months ended June 30, 2001 as compared to the same period in fiscal year 2000. This increase is primarily due to higher ancillary utilization and the increased utilization of Medicare Part B ancillary services. The remaining increase in operating costs is due to general inflationary cost increases.

     Management and administrative fees of $784,000 decreased $113,000 or approximately 12.6% for the second quarter of 2001 compared to the same period in fiscal year 2000. This decrease is due to an amendment to the management agreement effective January 1, 2001, which reduced the management fee from 6% to 5% of net patient service revenue.

     Interest expense for the second quarter of 2001 increased $106,000 compared to the same period in fiscal year 2000. This increase is due to refinancing of the mortgage, increasing the beginning principal balance to $24,000,000 at an interest rate of 9.75% effective June 12, 2000.

      Six Months Ended June 30, 2001 versus Six Months Ended June 30, 2000

     Net earnings for the Fund were $734,000 for the six months ended June 30, 2001 as compared to $1,404,000 for the same period in fiscal year 2000, representing a decrease of $670,000 or 47.7%. The decrease in earnings is primarily due to increased operating costs of the Fund and an increase in interest expense due to refinancing, which took place in June 2000.

     Overall revenues of $28,542,000 increased $1,404,000 or 5.2% for the six months ended June 30, 2001 as compared to the same period in fiscal year 2000. This increase in revenue is primarily due to increases in revenue from Medicaid and Medicare patients. Medicaid and Medicare revenue increased $1,401,000 to $23,267,000 for the six month period ended June 30, 2001 compared to the same period in 2000. Medicaid revenue for the six months ended June 30, 2001 increased $976,000 compared to the same period in the prior year. This increase is primarily due to an overall Medicaid rate increase of approximately 9.0% driven primarily by the four Maryland centers, which received their annual Medicaid rate adjustment in July 2000. Medicare revenue increased $425,000 or 5.6% for the six month period ended June 30, 2001 compared to the same period in fiscal year 2000. The increase in Medicare revenue is primarily due to a slight increase in the Medicare census and the increased utilization of Medicare Part B services. The Medicare average daily census increased 2.7 customers or 1.4% for the six months ended June 30, 2001 compared to the six months ended June 30, 2000. Medicare Part B revenue increased $74,363 or 23.0% due to an increase in Part B utilization.

     Overall expenses increased $2,074,000 or 8.1% to $27,808,000 for the six months ended June 30, 2001 as compared to $25,734,000 for the same period in fiscal year 2000.

     Operating expenses increased $2,039,000 or 9.5% to $23,435,000 for the six months ended June 30, 2001 as compared to the same period in fiscal year 2000. This increase is primarily due to the increased cost of nursing services and ancillary costs. Nursing costs increased $1,128,000 for the six months ended June 30, 2001 as compared to the same period in fiscal year 2000. This increase is primarily due to increases in salary, wages, employee benefits, and an increase in the utilization of temporary nurse staffing, which is being driven by the strong market demand for nursing personnel. Salary, wage, and benefits expense for nurses increased $ 888,000 and temporary nurse staffing expense increased $240,000 for the six months ended June 30, 2001 compared to the same period in fiscal year 2000. Ancillary expenses increased $357,000 or 10.3% for the six months ended June 30, 2001 compared to the same period in fiscal year 2000. This increase is primarily due to the increase in Medicare census and the increase utilization of Part B ancillary services. The remaining increase in operating costs is due to general inflationary cost increases.

     Management and administrative fees of $1,570,000 decreased $192,000 or approximately 10.9% for the six months ended June 30, 2001 compared to the same period in fiscal year 2000. This decrease is due to an amendment to the management agreement effective January 1, 2001, which reduced the management fee from 6% to 5% of net patient service revenue.

     Interest expense for the six months ended June 30, 2001 increased $260,000 compared to the same period in fiscal year 2000. This increase is due to refinancing of the mortgage which increased the beginning principal balance to $24,000,000 at an interest rate of 9.75% effective June 12, 2000.

Legislative and Regulatory Issues

     Legislative and regulatory action has resulted in continuing changes in the Medicare and Medicaid reimbursement programs. The changes have limited, and are expected to continue to limit, payment increases under these programs. Also, the timing of payments made under the Medicare and Medicaid programs is subject to regulatory action and governmental budgetary constraints; in recent years the time period between submission of claims and payment has increased. Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings and interpretations which may further affect payments made under those programs. Further, the federal and state governments may reduce the funds available under those programs in the future or require more stringent utilization and quality review of eldercare centers of other providers. There can be no assurances that adjustments from Medicare of Medicaid audits will not have a material adverse effect on the Fund.

     On December 15, 2000, Congress passed the Benefit Improvement and Protection Act of 2000 that, among other provisions, increases the nursing component of Federal PPS rates by approximately 16.7% for the period from April 1, 2001 through September 30, 2002.

Recently Issued Accounting Pronouncements

        In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SAFS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

         The Company is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

        Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Fund's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP



                          PART I. FINANCIAL INFORMATION


Item 3.     Quantitative and Qualitative Disclosures About Market Risk

     The Fund has exposure to changing interest rates and is currently not engaged in hedging activities. Interest on the Fund's 23.6 million mortgage is at a fixed rate of 9.75%.





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


                                     MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                                                  LIMITED PARTNERSHIP




DATE:   8/9/01                        By:      /s/  John M. Prugh
                                          John M. Prugh
                                          President and Director
                                          Brown-Healthcare, Inc.
                                          Administrative General Partner





DATE:    8/9/01                       By:      /s/  Timothy M. Gisriel
                                          Timothy M. Gisriel
                                          Treasurer
                                          Brown-Healthcare, Inc.
                                          Administrative General Partner