Form 10-Q
period 2001-09-30
MERIDIAN HEALTHCARE GROWTH & INCOME FUND LTD PARTNERSHIP
filed 2001-11-14
CIK 826682

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


(Mark One)
{ X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to


For Quarter Ended September 30, 2001       Commission file number   000-17596

         Meridian Healthcare Growth and Income Fund Limited Partnership
             (Exact Name of Registrant as Specified in its Charter)


         Delaware                                         52-1549486
 (State or Other Jurisdiction of                        (I.R.S. Employer
  Incorporation or Organization)                     Identification Number)



 225 East Redwood Street, Baltimore, Maryland                21202
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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                               September 30,
                                                                   2001           December 31,
                                                                (Unaudited)           2000
                                                             ----------------   ---------------
Assets
Current Assets
   Cash and cash equivalents                                 $         1,976    $        1,108
   Accounts receivable, net                                            9,467             8,990
   Estimated third-party payor settlements                               549               843
   Prepaid expenses                                                      577               650
                                                             ----------------   ---------------
       Total current assets                                           12,569            11,591
                                                             ----------------   ---------------

Property and equipment, net of accumulated depreciation               32,143            32,934
                                                             ----------------   ---------------
Other assets
   Goodwill, net                                                       4,300             4,490
   Loan acquisition costs, net                                           319               383
                                                             ----------------   ---------------
                                                                       4,619             4,873
                                                             ----------------   ---------------


       Total assets                                          $        49,331    $       49,398
                                                             ================   ===============

Liabilities and Partners' Capital
Current liabilities
   Current portion of long-term debt                         $           464    $          397
   Accrued compensation and related costs                                375             1,055
   Accounts payable and other accrued expenses                         4,688             3,766
   Estimated third  party payor settlements                            2,050             1,328
                                                             ----------------   ---------------
       Total current liabilities                                       7,577             6,546
                                                             ----------------   ---------------

Deferred management fee payable                                          969               937
Loan payable to the Development General Partner                        1,227             1,188
Long-term debt                                                        22,991            23,379
                                                             ----------------   ---------------
                                                                      25,187            25,504
                                                             ----------------   ---------------

Partners' capital
   General partners                                                     (151)             (142)
   Assignee limited partners; 1,540,040
     units issued and outstanding                                     16,718            17,490
                                                             ----------------   ---------------
       Total partners' capital                                        16,567            17,348
                                                             ----------------   ---------------

       Total liabilities and
         partners' capital                                   $        49,331    $       49,398
                                                             ================   ===============



                 See accompanying notes to financial statements.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
                       Consolidated Statements of Earnings
                                   (Unaudited)
                 (Dollars in thousands except per unit amounts)

                                                           Three Months Ended                    Nine Months Ended
                                                   ----------------------------------   ----------------------------------
                                                     September 30,      September 30,     September 30,      September 30,
                                                         2001               2000              2001               2000
                                                   ----------------   ---------------   ----------------   ---------------
Revenues
   Medicaid and Medicare patients                  $        12,681    $       11,190    $        35,948    $       33,057
   Private patients                                          2,559             2,870              7,744             7,989
   Investment and other income                                  48                94                138               247
                                                   ----------------   ---------------   ----------------   ---------------
                                                            15,288            14,154             43,830            41,293
                                                   ----------------   ---------------   ----------------   ---------------

Expenses
   Operating, including $2,529,  $2,126,
       $7,163 and $6,206 to related parties                 12,039            11,110             35,474            32,506
   Management and administration fees
       to related parties                                      838               917              2,408             2,679
   General and administrative                                  280               222                752               719
   Depreciation and amortization                               558               544              1,681             1,675
   Interest expense                                            610               614              1,817             1,562
                                                   ----------------   ---------------   ----------------   ---------------
                                                            14,325            13,407             42,132            39,141
                                                   ----------------   ---------------   ----------------   ---------------

Net earnings                                       $           963    $          747    $         1,698    $        2,152
                                                   ================   ===============   ================   ===============


Net earnings per unit of assignee
   limited partnership interest-basic
   (computed based on 1,540,040
    units)                                         $          0.62    $         0.48    $          1.09    $         1.38
                                                   ================   ===============   ================   ===============




                 See accompanying notes to financial statements

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                  Consolidated Statements of Partners' Capital
              For the Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)
                              Dollars in thousands

                                                                      Assignee
                                                    General            Limited
                                                    Partners          Partners            Total
                                                ---------------   ----------------   ---------------
Balance at December 31, 2000                    $         (142)   $        17,490    $       17,348

Net earnings                                                17              1,681             1,698

Distributions to partners                                  (25)            (2,454)           (2,479)
                                                ---------------   ----------------   ---------------

Balance at September 30, 2001                   $         (151)   $        16,718    $       16,567
                                                ===============   ================   ===============





Balance at December 31, 1999                    $         (132)   $        18,504    $       18,372

Net earnings                                                22              2,130             2,152

Distributions to partners                                  (25)            (2,454)           (2,479)
                                                ---------------   ----------------   ---------------

Balance at September 30, 2000                   $         (135)   $        18,180    $       18,045
                                                ===============   ================   ===============


                 See accompanying notes to financial statements

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMTIED PARTNERSHIP
                      Consolidated Statements of Cash Flows
                     For the Nine Months Ended September 30,
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                  2001               2000
                                                                            ----------------   ---------------
Cash flows from operating activities
   Net earnings                                                             $         1,698    $        2,152
   Adjustments to reconcile net earnings to net cash
     provided by operating activities
       Depreciation and amortization                                                  1,681             1,675
       Minority interest in net earnings of operating partnerships                       20                24
       Increase in loan payable to Development General Partner                           39                39
       Increase in deferred management fee payable                                       32                33
       Change in other assets and liabilities
         Accounts receivable                                                           (495)           (1,039)
         Estimated third-party payor settlements                                      1,016              (597)
         Prepaid expenses                                                                73              (270)
         Accrued compensation and related costs                                        (680)             (205)
         Accounts payable and other accrued expenses                                    922             1,343
                                                                            ----------------   ---------------

Net cash provided by operating activities                                             4,306             3,155
                                                                            ----------------   ---------------

Cash flows from investing activities-
   additions to property and equipment                                                 (638)             (836)
                                                                            ----------------   ---------------


Cash flows from financing activities
   Deferred financing fees                                                                -               (84)
   Loan acquisition costs                                                                 -              (429)
   Net proceeds from issuance of long-term debt                                           -            24,000
   Repayment of long-term debt                                                         (321)          (22,733)
   Distributions to partners                                                         (2,479)           (2,479)
                                                                            ----------------   ---------------

Net cash used in financing activities                                                (2,800)           (1,725)
                                                                            ----------------   ---------------

Net increase in cash and cash equivalents                                               868               594
Cash and cash equivalents
   Beginning of period                                                                1,108             2,511
                                                                            ----------------   ---------------

   End of period                                                            $         1,976    $        3,105
                                                                            ================   ===============




                 See accompanying notes to financial statements.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP



                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)

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

NOTE 2 - RELATED PARTY TRANSACTIONS

On October 2, 2001, Genesis Health Ventures, Inc. (Genesis) and certain of its subsidiaries and affiliates emerged from Chapter 11 Bankruptcy protection pursuant to a plan of reorganization approved by the U.S. Bankruptcy Court in Wilmington, Delaware. Certain subsidiaries of Genesis manage the Fund's Nursing Centers, and provide the centers with drugs, medical supplies and other services. The Genesis Bankruptcy filing has had no impact on the Fund's operations, results of operations, or financial position.

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

Transactions with these related parties for the three and nine months ended September 30, 2001 and 2000 are as follows:

                                                    Three Months Ended                  Nine Months Ended
                                             Sept. 30, 2001    Sept. 30, 2000    Sept. 30, 2001    Sept. 30, 2000

    Management and administration fees         $ 838,000         $ 917,000         $2,408,000       $2,679,000
    Drug and medical supplies purchases        1,095,000           898,000          3,191,000        2,621,000
    Nursing and rehabilitation services        1,434,000         1,228,000          3,972,000        3,585,000
    Interest expense on borrowings                24,000            23,000             67,000           72,000


The Development General Partner loaned the Fund $597,000, as required by the Cash Flow Deficit Guaranty Agreement, to support the operating deficits generated by the Moorsesville, Salisbury and Woodlands nursing centers during each center's first two years of operations subsequent to the Fund's acquisition of partnership interests. Loans outstanding under an arrangement, including accumulated interest from inception of the loan at 9% per annum, were $1,227,000 at September 30, 2001 and $1,188,000 at December 31, 2000. The Fund is obligated to repay these loans when certain specified financial criteria are met, the most significant of which is the payment of a preferred return to the assignee limited partners as defined in the Fund's partnership agreement.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)


NOTE 3 - DEBT

The Fund closed its mortgage loan refinancing with a new bank for loans totaling $24,000,000 on June 12, 2000. The renewal terms became effective on June 12, 2000 and provide for a term of five years at an interest rate of 9.75%. Monthly payments of $229,886 are based on a 25-year amortization schedule with a balloon payment due at the end of the 5-year term. Prior to the effective date of the new loan terms on June 12, 2000, the mortgage loans bore interest at LIBOR plus 1.55%.

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

     The Fund's working capital (excluding the current portion of long-term debt) increased $446,000 to $5,456,000 at September 30, 2001 as compared to $5,010,000 at June 30, 2001. The Fund has sufficient liquid assets and other available credit resources to satisfy its operating expenditures and anticipated routine capital improvements at each of the seven nursing home facilities.

     Cash flow from operating activities was $4,306,000 for the nine-month period ended September 30, 2001 as compared to $3,155,000 for the same period of 2000.

     Cash used from investing activities for the nine-month period ended September 30, 2001 was $638,000 and included improvements to the Fund's seven operating facilities. Similar improvements made during the first nine months of 2000 were $836,000.

     The Fund believes that the short-term liquidity needs will be met through expected cash flow from operations and available working capital from the existing line of credit.

     Between 1988 and 1989 the Development General Partner loaned the Fund $597,000 to support operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers during each centers' first two years of operation. Loans outstanding under this arrangement, including interest at 9% per annum, were $1,227,000 at September 30, 2001.

     On November 15, 2001 the Fund will make its third quarter 2001 distribution to partners of $826,410. This distribution will be fully funded by third quarter operations. Based upon a review of the remainder of the 2001 budget, we expect that operations from the seven nursing centers will be sufficient to fund a similar distribution during the fourth quarter. Preliminary discussions regarding 2002 operations would indicate a similar quarterly distribution policy next year.

     The major challenge to the Fund in the foreseeable future is to control operating expenses, to maintain a quality mix of patients and to increase the overall census at each of the facilities.


Results of Operations

Three Months Ended September 30,2001 versus Three Months Ended September 30,2000

     Net earnings for the Fund were $963,000 for the three months ended September 30, 2001 as compared to $747,000 for the same period in fiscal year 2000. The increase in earnings is primarily due to increased revenues for Medicaid and Medicare patients.

     Overall revenues of $15,288,000 increased $1,134,000 or 8.0% for the three months ended September 30, 2001 compared to the same period in fiscal year 2000. The increase in revenue is primarily due to an increase in revenues from Medicaid and Medicare patients of $1,491,000, which was partially offset by a decrease in Private Patient and investment and other income revenue. Medicaid revenue increased $573,000 and Medicare revenue increased $918,000 for the three months ended September 30, 2001 compared to the same period in the prior year. The growth in Medicaid revenue is primarily due to an overall Medicaid rate increase of approximately 6.8% driven primarily by the four Maryland

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

               Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of operations (continued)

centers, which received their annual Medicaid rate adjustment in July 2001. The Medicare increase in revenue is primarily due to a rate increase of 4.6% and an increase in the average daily Medicare census of 18.2% or 21.9 customers. Private Patient revenue decreased $311,000 due to a decrease in Private and Insurance customers. Investment and other income decreased $46,000 in the third quarter of 2001 as compared to the same period in fiscal year 2000 due primarily to a decrease in interest income.

     Third quarter 2001 expenses of $14,325,000 increased $918,000 or 6.8% from the three months ended September 30, 2000.

     Operating expenses increased $929,000 or 8.4% in the third quarter of 2001 as compared to the same period in fiscal year 2000. This increase is primarily due to the increased cost of nursing services and ancillary costs. Nursing costs increased $499,000 for the three months ended September 30, 2001 as compared to the same period in fiscal year 2000. This increase is primarily due to increases in salary, wages, employee benefits, and an increase in the utilization of temporary nurse staffing, which is being driven by the strong market demand for nursing personnel. Salary, wage, and benefits expense for nurses increased $339,000 and temporary nurse staffing expense increased $160,000 for the three months ended September 30, 2001 compared to the same period in fiscal year 2000. Third quarter ancillary expenses increased $202,000 or 11.7% for the three months ended September 30, 2001 as compared to the same period in fiscal year 2000. This increase is primarily due to higher ancillary utilization and the increased utilization of Medicare Part B ancillary services. The remaining increase in operating costs is due to general inflationary cost increases.

     Management and administrative fees of $838,000 decreased $79,000 or approximately 8.6% for the third quarter 2001 compared to the same period in fiscal year 2000. This decrease is due to an amendment to the management agreement effective January 1, 2001, which reduced the management fee from 6% to 5% of net patient service revenue.

Nine Months Ended September 30, 2001 versus Nine Months Ended September 30, 2000

     Net earnings for the Fund were $1,698,000 for the nine months ended September 30, 2001 as compared to $2,152,000 for the same period in fiscal year 2000, representing a decrease of $454,000 or 21.1%. The decrease in earnings is primarily due to increased operating costs of the Fund and an increase in interest expense due to refinancing, which took place in June 2000.

     Overall revenues of $43,830,000 increased $2,537,000 or 6.1% for the nine months ended September 30, 2001 as compared to the same period in fiscal year 2000. This increase in revenue is primarily due to increases in revenue from Medicaid and Medicare patients. Medicaid and Medicare revenue increased $2,891,000 to $35,948,000 for the nine month period ended September 30, 2001 compared to the same period in 2000. Medicaid revenue for the nine months ended September 30, 2001 increased $1,548,000 compared to the same period in the prior year. This increase is primarily due to an overall Medicaid rate increase of approximately 8.3% driven primarily by the four Maryland centers, which received their annual Medicaid rate adjustment in July 2001. Medicare revenue increased $1,343,000 or 12.2% for the nine month period ended September 30, 2001 compared to the same period in fiscal year 2000. The increase in Medicare revenue is primarily due to an increase in the Medicare census and the increased utilization of Medicare Part B services. The Medicare average daily census increased by 9.2 customers or 7.1% for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. Medicare Part B revenue increased $212,376 or 45.6% due to an increase in Part B utilization. Investment and other income decreased $109,000 for the nine months ended September 30, 2001 compared to the same period in fiscal year 2000 due primarily to a decrease in interest income.

     Overall expenses increased $2,991,000 or 7.6% to $42,132,000 for the nine months ended September 30, 2001 as compared to $39,141,000 for the same period in fiscal year 2000.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

               Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of operations (continued)

     Operating expenses increased $2,968,000 or 9.1% to $35,474,000 for the nine months ended September 30, 2001 as compared to the same period in fiscal year 2000. This increase is primarily due to the increased cost of nursing services and ancillary costs. Nursing costs increased $1,628,000 for the nine months ended September 30, 2001 as compared to the same period in fiscal year 2000. This increase is primarily due to increases in salary, wages, employee benefits, and an increase in the utilization of temporary nurse staffing, which is being driven by the strong market demand for nursing personnel. Salary, wage, and benefits expense for nurses increased $1,228,000,and temporary nurse staffing expense increased $400,000 for the nine months ended September 30, 2001 compared to the same period in fiscal year 2000. Ancillary expenses increased $559,000 or 10.8% for the nine months ended September 30, 2001 compared to the same period in fiscal year 2000. This increase is primarily due to the increase in Medicare census and the increase utilization of Part B ancillary services. The remaining increase in operating costs is due to general inflationary cost increases.

     Management and administrative fees of $2,408,000 decreased $271,000 or approximately 10.1% for the nine months ended September 30, 2001 compared to the same period in fiscal year 2000. This decrease is due to an amendment to the management agreement effective January 1, 2001, which reduced the management fee from 6% to 5% of net patient service revenue.

     Interest expense for the nine months ended September 30, 2001 increased $255,000 compared to the same period in fiscal year 2000. This increase is due to refinancing of the mortgage increasing the beginning principal balance to $24,000,000 at an interest rate of 9.75% effective June 12, 2000.

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

Recently Issued Accounting Pronouncements

     In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

               Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Recently Issued Accounting Pronouncements (continued)

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

         As of the date of adoption, the Partnership expects to have unamortized goodwill in the amount of $4,237,000 which will be subject to the transition provisions of statement 142. Amortization expense related to goodwill was $63,000 and $63,000 for the three-month periods ended September 30, 2001 and 2000 respectively. Amortization expense related to goodwill was $190,000 and $190,000 for the nine-month period ended September 30, 2001 and 2000, respectively.

     FASB Statement No. 143, Accounting for Asset Retirement Obligations (Statement No. 143), which was released in August 2001, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. Statement No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and or normal use of the assets. The enterprise also is to record a corresponding increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. Because of the extensive use of estimates, most enterprises will record a gain or loss when they settle the obligation. The Company is required to adopt Statement No. 143 for its fiscal year beginning January 1, 2003.

     On October 3, 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement No. 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement.

     Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Statement No. 144 is effective for the Company for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP



                          PART I. FINANCIAL INFORMATION


Item 3.     Quantitative and Qualitative Disclosures About Market Risk

     The Fund has exposure to changing interest rates and is currently not engaged in hedging activities. Interest on the Fund's 23.5 million mortgage is at a fixed rate of 9.75%.





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


                                     MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                                                  LIMITED PARTNERSHIP




DATE:      11/14/01                  By:    /s/  John M. Prugh
                                     John M. Prugh
                                     President and Director
                                     Brown-Healthcare, Inc.
                                     Administrative General Partner




DATE:      11/14/01                  By:   /s/  Timothy M. Gisriel
                                     Timothy M. Gisriel
                                     Treasurer
                                     Brown-Healthcare, Inc.
                                     Administrative General Partner