Form 10-K
period 2001-12-31
MERIDIAN HEALTHCARE GROWTH & INCOME FUND LTD PARTNERSHIP
filed 2002-03-27
CIK 826682

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K

 (Mark One)
 { X } ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
           ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

     As of December 31, 2001, there were 1,539,000 Units of Assignee Limited Partnership Interests held by non-affiliates of the Registrant. Because there is not an established public trading market for the Units, the aggregate market value of the Units held by non-affiliates of the Registrant cannot be calculated.

                       Documents Incorporated by Reference

     The Annual Report for 2001 is incorporated by reference.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP



                                      INDEX


                                                                                   Page (s)

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS                                3

Part I.

         Item 1.    Business                                                             4
         Item 2.    Properties                                                         5-6
         Item 3.    Legal Proceedings                                                    7
         Item 4.    Submission of Matters to a Vote of Security Holders                  7


Part II.

         Item 5.    Market for Registrant's Common Equity and Related
                           Stockholder Matters                                           7
         Item 6.    Selected Financial Data                                              8
         Item 7.    Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                        8-17
         Item 7a.   Quantitative and Qualitative Disclosures About Market Risk          17
         Item 8.    Financial Statements and Supplementary Data                         17
         Item 9.    Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure                          18


Part III.

         Item 10.   Directors and Executive Officers of Registrant                   18-20
         Item 11.   Executive Compensation                                              20
         Item 12.   Security Ownership of Certain Beneficial Owners
                           and Management                                               20
         Item 13.   Certain Relationships and Related Transactions                      20


Part IV.

         Item 14.   Exhibits, Financial Statement Schedules and
                           Reports on Form 8-K                                       21-23

                           Signatures                                                24-25

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

         A maximum of 1,540,000 assignee units of limited partnership interests ("Units") were registered under the Securities and Exchange Act of 1933, as amended. During 1988 all 1,540,000 Units were sold, and the Fund's net proceeds available for investment aggregated $31,878,000 (gross proceeds of $38,500,000 less public offering expenses and acquisition fees of $6,622,000). The Assignor Limited Partner (Brown Healthcare Holding Co., Inc., an affiliate of the General Partner) also acquired 40 units of limited partnership interests in 1988.

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

         The Fund's sole business is its investment in partnerships which own and operate nursing centers that are healthcare facilities licensed by individual states to provide long-term healthcare within guidelines established by the appropriate state health agencies and as directed by each patient's physician. Healthcare and related services from private pay and other patients and Medicaid and Medicare patients accounted for approximately 99% of revenues during each of the years in the three-year period ended December 31, 2001.

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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP



Item 2.  Properties

         The Fund owns Operating Partnership Interests in operating partnerships that own four nursing facilities in the State of Maryland, two nursing facilities in the State of North Carolina, and one nursing facility in New Jersey. The Facilities are described below:

                                                                                  Property & Equipment      Patient
                                                                                  (before depreciation)    Revenues
                                                                                  at December 31, 2001       2001
  Name and Location                         Description                                    (Dollars in Thousands)

Facility 1.   Hamilton             A 104-bed nursing facility located on                 $ 4,924            $ 6,016
6040 Harford Road                  1.06 acres, constructed in 1972
Baltimore City,  Maryland          consisting of a "T" shaped two-story
                                   plus partial basement masonry structure
                                   containing 22,082 square feet. The facility
                                   contains 104 comprehensive care beds of which
                                   all are Medicare-certified. There are two
                                   private rooms, 15 semi-private rooms, 4
                                   three-person rooms and 15 four-person rooms.


Facility 2.                        A 215-bed nursing facility located on                  11,607              11,747
Randallstown                       2.83 acres, constructed in 1971
9109 Liberty Road                  consisting of a rectangular-shaped
Randallstown,  Maryland            two-story plus partial basement masonry
                                   structure containing a total of 72,780 square
                                   feet. The facility contains 215 comprehensive
                                   care beds of which all are
                                   Medicare-certified. There are 96 semi-private
                                   rooms and 23 private rooms.


Facility 3.   Caton Manor          A 168-bed nursing facility located on                   8,280              9,899
3330 Wilkens Avenue                0.92 acres, constructed in 1972
Baltimore City,                    consisting of an "L" shaped four-story
Maryland                           plus basement masonry structure
                                   containing a total of 48,660 square
                                   feet.  All 168 beds are comprehensive
                                   care beds and are all
                                   Medicare-certified.  All rooms are
                                   semi-private.


Facility 4.  Frederick             A 143-bed nursing facility located on                   7,709              8,423
(Collegeview)                      1.13 acres, originally constructed in
400 North Avenue                   1966 consisting of a two-story plus
Frederick, Maryland                partial basement masonry structure, the
                                   second floor added in 1968, containing a
                                   total of 52,661 square feet. The facility
                                   contains 143 comprehensive care beds of which
                                   all are Medicare-certified.


         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                                                                                  Property &Equipment         Patient
                                                                                  (before depreciation)      Revenues
                                                                                  at December 31, 2001         2001
    Name and Location                           Description                                 (Dollars in Thousands)

Facility 5.  Mooresville           A 160-bed nursing facility located on 11.38             6,321              7,491
550 Glenwood Road                  acres, originally constructed with 100 beds
Mooresville,                       in 1988 with a 60-bed addition completed in
North Carolina                     1992 consisting of a one-story slab on grade
                                   building containing a total of 47,657 square
                                   feet. The facility contains 130 beds for
                                   skilled care and intermediate care residents,
                                   of which all are Medicare certified. There
                                   are 30 beds in the Home for the Aged (HA)
                                   wing. There are 8 private rooms and 76 semi-
                                   private rooms.



Facility 6.  Salisbury             A 180 bed nursing facility located on  6.02             6,186              8,484
710 Julian Road                    acres, originally constructed with 120 beds
Salisbury,                         in 1988 with a 60-bed addition completed in
North Carolina                     1991 consisting of a one-story slab on grade
                                   building containing a total of 50,500 square
                                   feet. The facility contains 160 beds for
                                   skilled care and intermediate care residents,
                                   of which all are Medicare certified. There
                                   are 20 beds in the Home for the Aged (HA)
                                   wing. There are 16 private rooms and 82
                                   semi-private rooms.




Facility 7.  Woodlands             A 140-bed nursing facility located on 6.52              8,533              7,722
1400 Woodland Avenue               acres, constructed in 1989 consisting of a
Plainfield, New Jersey             two-story slab on grade building containing a
                                   total of 54,000 square feet. The facility
                                   contains 120 comprehensive nursing home beds,
                                   of which 26 are Medicare certified, and 20
                                   residential care beds. There are 12 private
                                   rooms, 46 semi-private rooms and 9 four-bed
                                   rooms.


                                                                                        --------           --------
                                                                                        $ 53,560           $ 59,782
                                                                                        ========           ========



         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP



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


         As of December 31, 2001, there were 1,714 holders of Units of the registrant, owning an aggregate of 1,540,040 Units, including 40 Units held by the Assignor Limited Partner. The Fund made four quarterly distributions totaling approximately $3,306,000 in each of the years in the three-year period ended December 31, 2001. See Note 5, "Distributions to Partners and Allocation of Net Earnings", in Item 8. Financial Statements and Supplementary Data, herein.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


Item 6.  Selected Financial Data

                                                                 Years Ended December 31,
                                               2001           2000        1999         1998         1997
                                            --------------------------------------------------------------
                                                     (Dollars in thousands - except per Unit amounts)
Statement of Earnings Data

Net revenue                                   $59,933        $55,764     $51,278      $54,108      $49,568
Operating earnings before capital costs**       6,892          6,710       6,612        9,594        6,286
Net earnings                                    2,191          2,282       2,865        5,768        2,268

Net earnings per assignee Unit-basic          $  1.41        $  1.47     $  1.84      $  3.71      $  1.46


Operating Data

Payor mix (as a percent of revenue):
     Medicaid and Medicare                        83%            80%         84%          80%          77%
     Private                                      17%            20%         16%          20%          23%

Occupancy percentage                            90.0%          86.2%       87.9%        91.7%        93.2%

Patient Days Available                        406,000        430,000     429,000      429,000      429,000


Balance Sheet Data

Total assets                                  $48,777        $49,398     $48,646      $50,305      $49,707
Property and equipment, net of
     accumulated depreciation                  31,927         32,934      33,346       33,653       34,839
Debt, including loan payable to
     Development General Partner               24,588         24,964      23,742       24,422       25,070
Partners' capital                              16,233         17,348      18,372       18,813       16,351

Cash distributions paid per Unit:
     from operations                          $  2.12        $  1.69     $  2.12      $  2.12      $  2.12
     from return of capital                         -            .43           -            -            -
                                              $  2.12        $  2.12     $  2.12      $  2.12      $  2.12


     **Capital costs include depreciation, amortization and interest expense.


Item 7. Management's Discussion and Analysis of Financial Condition
             and Results of Operations

Liquidity and Capital Resources

         The Fund closed its mortgage loan refinancing with a new bank for loans totaling $24,000,000 on June 12, 2000. The renewal terms became effective on June 12, 2000 and provide for a term of five years at an interest rate of 9.75%. Monthly payments are based on a 20-year amortization schedule with a balloon payment due at the end of the 5-year term.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


Item 7. Management's Discussion and Analysis of Financial Condition
             and Results of Operations (continued)


Liquidity and Capital Resources (continued)

         The Fund also replaced its $4,000,000 line of credit facility with the same lender under terms similar to the mortgage loan terms described above, except that the line of credit facility requires annual reaffirmation.

         The Fund's working capital (excluding the current portion of long-term debt) decreased $105,000 to $5,337,000 at December 31, 2001 as compared to $5,442,000 at December 31, 2000. The Fund has sufficient liquid assets and other available credit resources to satisfy its operating expenditures and anticipated routine capital improvements at each of the seven nursing home facilities.

         Cash flow from operating activities was $5,703,000 for the year ended December 31, 2001 as compared to $2,640,000 during 2000. The increase in cash flow was due primarily to collection of estimated third-party settlements and improved collection of receivables.

         Cash used from investing activities during 2001 was $902,000 and included improvements to the Fund's seven operating facilities. Similar improvements of $1,421,000 and $1,458,000 were made during 2000 and 1999, respectively.

         Cash flows from financing activities during 2001 included repayment of long term debt of $428,000 and distributions to partners and minority interests totaling $3,415,000.

         The Fund believes that the short-term liquidity needs will be met through expected cash flow from operations and available working capital from the existing line of credit.

         Between 1988 and 1999 the Development General Partner loaned the Fund $597,000 to support operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers during each centers' first two years of operation. Loans outstanding under this arrangement, including interest at 9% per annum, were $1,240,000 at December 31, 2001.

         On February 15, 2002 the Fund made its fourth quarter 2001 distribution to partners of $826,410. This distribution was funded by fourth quarter 2001 operations. During 2001 operations funded the distributions to partners. Review of the 2002 budget suggests operations from the seven nursing centers will be sufficient to fund a similar distribution in 2002.

         The major challenge to the Fund in the foreseeable future is to control operating expenses in light of Medicare's conversion to the Prospective Payment System, to maintain a quality mix of patients and to increase the overall census at each of the facilities.

Results of Operations

                   December 31, 2001 versus December 31, 2000

         Overall 2001 revenues of $59,933,000 increased $4,169,000 or 7.5% from the same period in 2000.

         Revenues of $49,022,000 from Medicaid and Medicare patients for the twelve months ended December 31, 2001 increased $4,508,000 or 10.1% from the same period in the prior year. This increase is primarily the result of Medicaid rate increases and an increase in the number of Medicare days. Medicaid revenue increased $2,365,000 primarily due to an overall rate increase of approximately 8.7% driven primarily by the four Maryland centers, which received their annual Medicaid rate adjustment in July 2001. Medicare revenue increased $2,143,000 relating to growth in Medicare census. In fiscal year 2001, Medicare census made up 13.9% of the overall census as compared to 12.8% in fiscal year 2000.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


Item 7. Management's Discussion and Analysis of Financial Condition
             and Results of Operations (continued)

Results of Operations (continued)

         Revenues from private and other patients decreased $200,000 to $10,760,000 in fiscal year 2001 as compared to $10,960,000 in fiscal year 2000. This decrease is a result of lower private and insurance census. Private census made up 9.9 % of the overall census in fiscal year 2001 compared to 10.3% in fiscal year 2000. In fiscal year 2001, insurance census made up 2.6% of the overall census as compared to 3.1% in fiscal year 2000. Investment and other income decreased $139,000 due primarily to a decrease in interest income.

         Operating expenses increased $4,269,000 or 9.6 % from the same period in the prior year. This increase is primarily due to the increased cost of nursing services and ancillary costs. Nursing costs increased $2,194,000 for the year ended December 31, 2001 as compared to the same period in 2000. This increase is primarily due to increases in salary and wages and the increased utilization of temporary nurse staffing. Salary and wage expense for nurses increased $1,180,000, and temporary nurse staffing expense increased $825,000 for the year ended December 31, 2001 compared to the same period in the prior year. The increase in nursing salary and wages and utilization of temporary nurse staffing is a result of an overall shortage of nurses within the healthcare industry. Ancillary expenses increased $663,000 or 9.5% for the year ended December 31, 2001 as compared to the same period in 2000. This increase is primarily due to the increase in the Medicare census and the increased utilization of Part B ancillary services. The remaining increase in operating costs is due to increased health insurance costs of $241,000 to $1,677,000 and general inflationary cost increases.

         Management and administrative fees decreased $334,000 or approximately 9.2% in 2001 as compared to 2000. This decrease is due to an amendment to the management agreement effective January 1, 2001, which reduced the management fee from 6% to 5% of net patient service revenue.

         Interest expense increased $250,000 in fiscal year 2001 as compared to fiscal year 2000. This increase is the result of the first full year with the new mortgage, which increased the beginning principal balance to $24,000,000 at a higher interest rate. The refinancing was effective June 12, 2000.


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

Item 7. Management's Discussion and Analysis of Financial Condition
             and Results of Operations (continued)

Results of Operations (continued)

         Operating expenses increased $4,109,000 or 10.2% from the same period in the prior year. This increase is primarily due to the increased cost of nursing services and ancillary costs. Nursing costs increased $1,937,000 for the year ended December 31, 2000 as compared to the same period in 1999. This increase is primarily due to increases in salary and wages and the increased utilization of temporary nurse staffing. Salary and wage expense for nurses increased $575,000, and temporary nurse staffing expense increased $1,078,000 for the year ended December 31, 2000 compared to the same period in the prior year. The increase in nursing salary and wages and utilization of temporary nurse staffing is a result of an overall shortage of nurses within the healthcare industry. Ancillary expenses increased $1,395,000 or 24.9% for the year ended December 31, 2000 as compared to the same period in 1999. This increase is primarily due to the increase in the Medicare census and the increased utilization of Part B ancillary services. The remaining increase in operating costs is due to increased health insurance costs of $174,000 to $1,406,000 and general inflationary cost increases.

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

Contractual Obligations

         The Fund is committed to making cash payments in the future on two types of contracts: a loan payable to the Development General Partner and indebtedness on mortgage loans. The Fund has no off-balance sheet debt or other such unrecorded obligations and has not guaranteed the debt of any other party.

         The Fund is obligated to repay the loan payable to the Development General Partner when certain specified financial criteria are met, the most significant of which is the payment of a preferred return to the assignee limited partners as defined in the Fund's partnership agreement. The loan payable balance is $1,240,000 as of December 31, 2001. See the discussion in
Note 3 of the Notes to the Consolidated Financial Statements for additional information on this loan payable.

         Principal payments on the mortgage loans during the next four years and in the aggregate are as follows: $435,000 in 2002, $519,000 in 2003, $564,000 in
2004, $21,830,000 in 2005. See the discussion in Note 4 to the Consolidated Financial Statements for additional information on the Fund's mortgage loans.

         The Fund believes it has, or has access to, sufficient resources to meet these contractual obligations and its operating requirements for the foreseeable future. The Fund currently has in place an agreement to borrow up to $4 million on a revolving credit facility, of which no amount is outstanding at December 31, 2001. The Company's ability to meet its capital requirements will depend on a number of factors, including the ability to meet the loan covenant requirements necessary under its current debt agreements, the success of its nursing center operations, competitive advances, future relationships with corporate partners, government regulation, and the Fund's marketing strategy.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


Item 7. Management's Discussion and Analysis of Financial Condition
             and Results of Operations (continued)

Critical Accounting Policies

         The Fund's accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements. The Fund prepares its Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America, which require the Fund to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. On an on-going basis, the Fund evaluates its estimates, including those related to bad debts and contingencies. The Fund bases its estimates on historical experience and on various other assumptions that it believes is reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. The Fund considers the following policies to be most critical in understanding the judgments that are involved in preparing the financial statements and the uncertainties that could impact the results of operations, financial condition and cash flows.

         Valuation of Accounts Receivable - The accounts receivable as of December 31, 2001 and 2000 was net of an allowance for doubtful accounts of $1,656,000 and $1,245,000 respectively. The recorded allowance is continually evaluated based on current market conditions, an analysis of customer specific facts and circumstances, and the size and composition of the overall portfolio. If receivables become uncollectible, the Fund charges these write-offs against the allowance.

         Revenue Recognition - Revenue is recognized by the Fund in the period the related services are rendered. The Fund derives a substantial portion of its revenue under Medicaid and Medicare reimbursement programs. Under certain retrospective Medicaid systems, revenues are generally based on reimbursement of the reasonable direct and indirect costs of providing services to program participants. The Fund separately estimates revenues due from each third party with which it has a contractual arrangement and records anticipated settlements with these parties in the contractual period during which services were rendered. The amounts actually reimbursable under the cost based reimbursement programs are determined by filing cost reports which are then subject to audit and retroactive adjustment by the payor. The Fund provides an allowance for potential audit adjustments to the interim reimbursement amounts received under these cost reimbursement programs. Revisions to this allowance, if any, are recorded as an adjustment to revenues in the year such amounts are determined. Factors that management considers when establishing or adjusting an allowance for potential audit adjustments include, but are not limited to, changes in estimates resulting from improved cost information and preliminary results of third-party audits and reviews. Adjustments and final settlements with third-party payors are reflected in operations at the time of the adjustment or settlement as an increase or decrease to the balance of estimated third-party payor settlements and revenue.

         Revisions to prior year cost reimbursement settlements resulted in an increase to revenues of $362,000, $797,000 and $389,913 for fiscal years ended in 2001, 2000 and 1999, respectively. The revenue adjustments for these years are primarily due to the revision of the estimated settlements based upon final and interim audit settlements of the open cost report years.

         There can be no assurances that any future healthcare legislation will not adversely affect the business of the Fund. There can be no assurance that payments under government and private third-party payor programs will be timely, will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. The Fund's financial condition and results of operations may be affected by the revenue reimbursement process, which in the Fund's industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Revenue Sources

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

         As implemented by The Centers for Medicare and Medicaid Services, (CMS formerly HCFA) PPS has had an adverse impact on the Medicare revenues of many skilled nursing facilities. There have been three primary problems. First, the base year calculations understate costs. Second, the market basket index used to trend payments forward does not adequately reflect market experience. Third, the RUGs case mix allocation is not adequately predictive of the costs of care for patients, and does not equitably allocate funding, especially for non-therapy ancillary services.

         In November 1999, the BBRA was passed in Congress. This enactment provided relief for certain reductions in Medicare reimbursement caused by the 1997 Act. For covered skilled nursing facility services furnished on or after April 1, 2000, the federal per diem rate was increased by 20% for 15 RUG payment categories. While this provision was initially expected to adjust payment rates for only six months, CMS withdrew proposed RUG refinement rules. These payment add-ons will continue until CMS completes certain mandated recalculations of current RUG weightings. For fiscal years 2001 and 2002, the BBRA mandated federal per diem rates for all RUG categories be increased by an additional 4% over the required market basket adjustment. The law provided that certain specific services (such as prostheses and chemotherapy drugs) would be reimbursed separately from and in addition to the federal per diem rate. A provision was included that provided that for cost report years beginning on or after January 1, 2000, skilled nursing facilities could waive the PPS transition period and elect to receive 100% of the federal per diem rate. The enactment also lifted for two years the $1,500 cap on rehabilitation therapy services provided under Medicare Part B.

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

         A number of the provisions of the BBRA and BIPA enactments providing additional funding for Medicare participating skilled nursing facilities expire on September 30, 2002. Expiring provisions are estimated to, on average, reduce per beneficiary per diems by $30. Moreover, CMS has indicated its desire to complete refinements to the case mix classification system as part of the Fiscal 2003 rule-making. Under the law, when these revisions are implemented, the add-on's authorized by the BBRA and BIPA will expire. Combined, the Medicare skilled nursing facility sector face

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


Item 7. Management's Discussion and Analysis of Financial Condition
             and Results of Operations (continued)

Revenue Sources (continued)

an 18% reduction in the average median per diems. If the Fund were to experience an 18% decline in our current average Medicare rate per patient day, the estimated annual reduction in Medicare revenues of approximately $2,800,000 would have a material adverse affect on our financial position, results of operations, and cash flows. Trade organizations representing the skilled nursing facility sector are aggressively pursuing strategies to minimize the potential impact of the "Medicare Rate Cliff".

         The 1997 Act included several provisions affecting Medicaid. The 1997 Act repealed the "Boren Amendment" federal payment standard for Medicaid payments to nursing facilities effective October 1, 1997. The Boren Amendment required that Medicaid payments to certain health care providers be reasonable and adequate in order to cover the costs of efficiently and economically operated healthcare facilities. Under the 1997 Act, states must now use a public notice and comment period in order to determine rates and provide interested parties a reasonable opportunity to comment on proposed rates and the justification for and the methodology used in calculating such rates. With the repeal of the Federal payment standards, there can be no assurances that budget constraints or other factors will not cause states to reduce Medicaid reimbursement to nursing facilities and pharmacies or that payments to nursing facilities and pharmacies will be made on timely basis. The 1997 Act also grants greater flexibility to states to establish Medicaid managed care projects without the need to obtain a federal waiver. Although these projects generally exempt institutional care, including nursing facilities, no assurances can be given that these projects ultimately will not change the reimbursement methodology for nursing facility services from fee-for-service to managed care negotiated or capitated rates. The Fund anticipates that federal and state governments will continue to review and assess alternative health care delivery systems and payment methodologies.

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

Legislative and Regulatory Issues

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

         The Fund face additional federal requirements that mandate major changes in the transmission and retention of health information. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") was enacted to ensure, first, that employees can retain and at times transfer their health insurance when they change jobs, and secondly, to simplify health care administrative processes. This simplification includes expanded protection of the privacy and security of personal medical data and requires adoption of standards for the exchange of electronic health information. Among the standards that the Department of Health and Human Services will adopt pursuant to HIPAA are standards

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


Item 7. Management's Discussion and Analysis of Financial Condition
             and Results of Operations (continued)

Legislative and Regulatory Issues (continued)

for the following: electronic transactions and code sets; unique identifiers for providers, employers, health plans and individuals; security and electronic signatures; privacy; and enforcement.

         Although HIPPA was intended to ultimately reduce administrative expenses and burdens faced within the healthcare industry, we believe that implementation of this law will result in additional costs. The Fund has approximately two years to comply with the regulation. Genesis have established a HIPAA task force consisting of both clinical and information services professionals focused on HIPAA compliance.

         The Fund pays insurance premiums for property and professional liability insurance at coverage levels deemed adequate by Genesis. The Fund's workers' compensation and health insurance are purchased by Genesis, since Genesis employees operate the Facility according to the terms of the management agreement. If the Fund were to terminate this coverage then it would not be liable for claims incurred during the management period but were reported following the termination date.

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

     These actions may adversely affect a nursing facility's ability to continue to operate, the ability to provide certain services, and/or eligibility to participate in the Medicare or Medicaid programs or to receive payments from other payors. Additionally, actions taken against one center may subject other centers under common control or ownership to adverse remedies.

Recently Issued Accounting Pronouncements

         In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


Item 7. Management's Discussion and Analysis of Financial Condition
             and Results of Operations (continued)

Recently Issued Accounting Pronouncements (continued)

useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

         The Fund is required to adopt the provisions of Statement 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

         As of the date of adoption, the Fund expects to have unamortized goodwill in the amount of $4,237,000 which will be subject to the transition provisions of Statement 142. Amortization expense related to goodwill was $253,000 in 2001, 2000 and 1999.

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

         The liability is changed at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. Because of the extensive use of estimates, most enterprises will record a gain or loss when they settle the obligation. The Fund is required to adopt Statement No. 143 for its fiscal year beginning January 1, 2003.

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

         Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Statement No. 144 is effective for the Fund for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years.

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


Item 7a. Quantitative and Qualitative Disclosures About Market Risks

         The Fund has exposure to changing interest rates and is currently not engaged in hedging activities. Interest on the Fund's $23.3 million mortgage is at a fixed rate of 9.75%.


Item 8.  Financial Statements and Supplementary Data

     Index to Financial Statements:
                              Annual Report Page(s)
     Independent Auditors' Report                                 5
     Consolidated Balance Sheets                                  6
     Consolidated Statements of Earnings                          7
     Consolidated Statements of Partners' Capital                 8
     Consolidated Statements of Cash Flows                        9
     Notes to Consolidated Financial Statements               10-19

Supplementary Data

     Quarterly Financial Data ( Unaudited)

     The Fund's unaudited quarterly financial information is as follows (in thousands):

                                        Total Net           Income from
                                         Revenues           Operations
         Quarter ended:

         March 31, 2001                  $14,251                $351
         June 30, 2001                    14,291                 383
         September 30, 2001               15,288                 963
         December 31, 2001                16,103                 494

         March 31, 2000                   13,338                 518
         June 30, 2000                    13,801                 886
         September 30, 2000               14,154                 747
         December 31, 2000                14,471                 131

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


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

Development General Partner

         Meridian Healthcare Investments, Inc., the Development General Partner, is a Maryland corporation. On November 30, 1993, Genesis acquired substantially all the assets of Meridian, Inc., Meridian Healthcare (" MHC") and their affiliated entities, including all the stock of the Fund's Development General Partner. As part of the acquisition, MHC, the manager of the Fund's seven nursing centers, continues to operate the facilities pursuant to management agreements. Genesis operates primarily in five regional markets in which over 11,400,000 people over the age of 65 reside. The networks include 276 eldercare centers with approximately 33,000 beds; approximately 81 physicians, physician assistants and nurse practitioners; 22 medical supply distribution centers serving over 1,000 eldercare centers with over 80,000 beds; an integrated NeighborCareSM pharmacy operation with over $1,050,000,000 in annualized revenues, including 60 long-term care pharmacies serving approximately 253,000 institutional beds; community-based pharmacies; infusion therapy services; and certified rehabilitation agencies providing services through over 600 contracts. Genesis also provides diagnostic and hospitality services in selected markets and operates a group purchasing organization. Genesis has concentrated its eldercare networks in five geographic regions in order to achieve operating efficiencies, economies of scale and significant market share. The five geographic markets that Genesis principally serves are: New England Region (Massachusetts/Connecticut/New Hampshire/Vermont/Rhode Island); Midatlantic Region (Greater Philadelphia/Delaware Valley/New Jersey); Chesapeake Region (Southern Delaware/Eastern Shore of Maryland/Baltimore, Maryland/Washington D.C./Virginia); Southern Region (Central Florida);and Allegheny Region (West Virginia/Western Pennsylvania/Illinois/Wisconsin). Genesis believes that it is the largest operator of eldercare center beds in the states of New Hampshire, Massachusetts, New Jersey, Pennsylvania, Maryland and West Virginia.

         The following individuals are the directors and principal officers of Meridian Healthcare Investments, Inc.:

         Michael R. Walker, age 53, is President and a Director of the Development General Partner and is a co-founder of Genesis and has served as Chairman and Chief Executive Officer of Genesis since its inception in 1985. In 1998, Mr. Walker became the Chairman of the Board of Trustees of ElderTrustsm, a healthcare related real estate investment trust. In 1981, Mr. Walker co-founded Health Group Care Centers ("HGCC"). At HGCC, he served as Chief Financial Officer and, later, as President and Chief Operating Officer. Prior to its sale in 1985, HGCC operated nursing homes with 4,500 nursing beds in 12 states. From 1978 to 1981, Mr. Walker was the Vice President and Treasurer of AID Healthcare Centers, Inc. ("AID"). AID, which owned and operated 20 nursing centers, was co-founded in 1977 by

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

     Mr. Walker as the nursing home division of Hospital Affiliates International ("HAI"). Mr. Walker holds a Master of Business Administration degree from Temple University and a Bachelor of Arts in Business Administration from Franklin and Marshall College. Mr. Walker serves on the Board of Directors of Renal Treatment Centers, Inc. and the Board of Trustees of Universal Health Realty and Income Trust.

     Richard R. Howard, age 53, is a Director of the Development General Partner and has served as a Director of Genesis since its inception in 1985, as President from June 1986 to November 1998 and as Vice Chairman since November 1998. From June, 1986 through March, 1998, Mr. Howard served as President and Chief Operating Officer of Genesis. He joined Genesis in September, 1985 as Vice President of Development. Mr. Howard's background in healthcare includes two years as the Chief Financial Officer of HGCC. Mr. Howard's experience also includes over ten years with Fidelity Bank, Philadelphia, Pennsylvania and one year with Equibank, Pittsburgh, Pennsylvania. Mr. Howard is a graduate of the Wharton School, University of Pennsylvania, where he received a Bachelor of Science degree in Economics in 1971.

     George V. Hager, Jr., age 46, is Vice President and Treasurer of the Development General Partner and is Executive Vice President and Chief Financial Officer of Genesis. Mr. Hager was previously partner in charge of the health-care practice for KPMG LLP in the Philadelphia office. Mr. Hager began his career at KPMG LLP in 1979 and has over nineteen years of experience in the healthcare industry. Mr. Hager received a Bachelor of Arts degree in Economics from Dickinson College in 1978 and a Master of Business Administration degree from Rutgers Graduate School of Management. He is a certified public accountant and a member of the AICPA and PICPA.

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

         The following individuals are the directors and principal officers of the Administrative General Partner:

     John M. Prugh, age 53, has been a Director and President of the Administrative General Partner since 1988, and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1984. Mr. Prugh graduated from Gettysburg College in 1970, and was designated a Certified Property Manager by the Institute of Real Estate Management in 1979. He has worked in property management for H. G. Smithy Co., in Washington, D.C., and Dreyfus Bros., Inc. in Bethesda, Maryland. Since 1977, Mr. Prugh has been involved in managing, administering, developing and selling real estate investment projects sponsored by Alex. Brown Realty, Inc. and its subsidiaries.

     Peter E. Bancroft, age 49, has been a Director and Vice President of the Administrative General Partner since 1988 and a Senior Vice President of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1983. Mr. Bancroft graduated from Amherst College in 1974, attended the University of Edinburgh, and received a J.D. degree from the University of Virginia School of Law in 1979. Prior to joining Alex. Brown Realty, Inc. in 1983, Mr. Bancroft held legal positions with Venable, Baetjer and Howard and T. Rowe Price Associates, Inc.

     Terry F. Hall, age 55, has been the Secretary of the Administrative General Partner and a Vice President and Secretary of, and Legal Counsel for, Alex. Brown Realty, Inc. since 1989. Mr. Hall graduated from the University of
Nebraska-Lincoln in 1968, and received a J.D. degree from the University of Pennsylvania Law School in 1973. Prior to joining Alex. Brown Realty, Inc. in 1986, Mr. Hall was a Partner at the law firm of Venable, Baetjer and Howard from 1981 to 1986 and an associate at the same firm from 1973 to 1981.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

     Timothy M. Gisriel, age 45, has been the Treasurer of the Administrative General Partner and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1990. He was Controller of Alex. Brown Realty, Inc. and Armata Financial Corp. from 1984 through 1990. Mr. Gisriel graduated from Loyola College in 1978 and received his Masters of Business Administration degree from the Robert G. Merrick School of Business, University of Baltimore in 1993. Prior to joining Alex. Brown Realty, Inc. in 1984, Mr. Gisriel was an audit supervisor in the Baltimore office of Coopers & Lybrand. He is a Maryland Certified Public Accountant.

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

Item 13.  Certain Relationships and Related Transactions

         The General Partners and their affiliates have and are permitted to engage in transactions with the Fund. For a summarization of fees paid during 2001, 2000, and 1999, and to be paid to the General Partners and their affiliates at December 31, 2001, see Note 3, "Related Party Transactions" in
Item 8. Financial Statements, herein.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                                     PART IV



Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) 1. Financial Statements: see Index to Financial Statements and Supplementary Data in Item 8 on Page 17.

         2. Financial Statement Schedules: Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000 and 1999. All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         3.  Exhibits:

             (3, 4) Limited Partnership Agreement on pages 1 through 41 of Exhibit A to the Fund's Prospectus, and the Fund's Registration Statement on Form S-1 (File No. 33-19277) included herein by reference.

             (13)   Annual Report for 2001.

     (b) Reports on Form 8-K:  None.

                           INDEPENDENT AUDITORS REPORT



To the Partners of
Meridian Healthcare Growth and
Income Fund Limited Partnership

Under date of March 14, 2002, we reported on the consolidated balance sheets of Meridian Healthcare Growth and Income Fund Limited Partnership (the Fund) as of December 31, 2001 and 2000, and the related consolidated statements of earnings, partners' capital and cash flows for each of the years in the three-year period ended December 31, 2001, as contained in the annual report on Form 10-K for the year 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Form 10-K. This consolidated financial statement schedule is the responsibility of the Fund's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits. In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                           /s/  KPMG LLP

Philadelphia, Pennsylvania
March 14, 2002

         Meridian Healthcare Growth and Income Fund Limited Partnership
                        Valuation and Qualifying Accounts
                  Years Ended December 31, 2001, 2000 and 1999
                             (Dollars in Thousands)

                                   Schedule II

                                         Balance at Beginning    Charged to                     Balance at End
              Description                      of Period         Operations     Deductions(1)      of Period
-----------------------------------------------------------------------------------------------------------------

Year Ended December 31, 2001                   $1,245              1,678          (1,267)           $1,656
Allowance for Doubtful Accounts

Year Ended December 31, 2000                   $1,048                904            (707)           $1,245
Allowance for Doubtful Accounts

Year Ended December 31, 1999                     $479                845            (276)           $1,048
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


                                   MERIDIAN HEALTHCARE GROWTH AND INCOME
                                       FUND LIMITED PARTNERSHIP


DATE:      3/15/02                 By:     /s/   John M. Prugh
                                   John M. Prugh
                                   President and Director
                                   Brown-Healthcare, Inc.
                                   Administrative General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed by the following in the capacities and on the dates indicated.




DATE:      3/15/02                 By:      /s/    John M. Prugh
                                   John M. Prugh
                                   President and Director
                                   Brown-Healthcare, Inc.
                                   Administrative General Partner


DATE:      3/20/02                 By:     /s/   Peter E. Bancroft
                                   Peter E. Bancroft
                                   Vice President and Director
                                   Brown-Healthcare, Inc.
                                   Administrative General Partner


DATE:      3/20/02                 By:    /s/   Terry F. Hall
                                   Terry F. Hall
                                   Secretary
                                   Brown-Healthcare, Inc.
                                   Administrative General Partner


DATE:      3/15/02                 By:     /s/   Timothy M. Gisriel
                                   Timothy M. Gisriel
                                   Treasurer
                                   Brown-Healthcare, Inc.
                                   Administrative General Partner

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

DATE:      3/27/02                 By:     /s/    Michael R. Walker
                                   Michael R. Walker
                                   President and Director
                                   Meridian Healthcare Investments, Inc.
                                   Development General Partner



DATE:      3/27/02                 By:    /s/    Richard R. Howard
                                   Richard R. Howard
                                   Director
                                   Meridian Healthcare Investments, Inc.
                                   Development General Partner




DATE:      3/27/02                 By:    /s/    George V. Hager, Jr.
                                   George V. Hager, Jr.
                                   Vice President and Treasurer
                                   Meridian Healthcare Investments, Inc.
                                   Development General Partner