Form 10-Q
period 2002-03-31
MERIDIAN HEALTHCARE GROWTH & INCOME FUND LTD PARTNERSHIP
filed 2002-05-14
CIK 826682

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


(Mark One)
{ X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to


For Quarter Ended  March 31, 2002   Commission file number   000-17596

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

              Yes     X                             No

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                                      INDEX


                                                                      Page No.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS                   2

Part I.  Financial Information


     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets                         3
              Condensed Consolidated Statements of Earnings                 4
              Condensed Consolidated Statements of Partners' Capital        5
              Condensed Consolidated Statements of Cash Flows               6
              Notes to Condensed Consolidated Financial Statements        7-8


     Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations           9-11


     Item 3.  Quantitative and Qualitative Disclosures
                 About Market Risk                                         12

Part II.   Other Information


     Item 1. through Item 6.                                               12

     Signatures                                                            13

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP




            Cautionary Statement Regarding Forward Looking Statements


Statements made in this report, and in our other public filings, which are not historical facts contain "forward-looking" statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties and are subject to change at any time. These forward-looking statements may include, but are not limited to:

o certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations," such as our ability to meet our liquidity needs, scheduled debt and interest payments and expected future capital expenditure requirements; and

o certain statements in the Notes to Condensed Consolidated Financial Statements (Unaudited).

 The forward-looking statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond our control. You are cautioned that these statements are not guarantees of future performance and that actual results and trends in the future may differ materially.

 Factors that could cause actual results to differ materially include, but are not limited to the following:

o changes in the reimbursement rates or methods of payment from Medicare and Medicaid, or the implementation of other measures to reduce the reimbursement for our services;

o  the expiration of enactments providing for additional governmental funding;

o  efforts of third party payors to control costs;

o  the impact of federal and state regulations;

o  changes in payor mix and payment methodologies;

o further consolidation of managed care organizations and other third party payors;

o  competition in our business;

o an increase in insurance costs and potential liability for losses not covered by, or in excess of, our insurance;

o  competition for qualified staff in the healthcare industry;

o our ability to control operating costs, and generate sufficient cash flow to meet operational and financial requirements; and

o an economic downturn or changes in the laws affecting our business in those markets in which we operate.

 These risks are described in more detail in our Annual Report on Form 10-K.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                     March 31,
                                                                       2002          December 31,
                                                                    (Unaudited)          2001
                                                                 ----------------   ---------------
Assets
Current Assets
   Cash and cash equivalents                                     $         1,256    $        2,066
   Accounts receivable, net                                                8,778             9,140
   Estimated third-party payor settlements                                   782               561
   Prepaid expenses and other current assets                                 695               548
                                                                 ----------------   ---------------
       Total current assets                                               11,511            12,315
                                                                 ----------------   ---------------

Property and equipment, net of accumulated depreciation                   31,832            31,927
                                                                 ----------------   ---------------

Other assets
   Goodwill, net                                                           4,237             4,237
   Loan acquisition costs, net                                               278               298
                                                                 ----------------   ---------------
                                                                           4,515             4,535
                                                                 ----------------   ---------------


       Total assets                                              $        47,858    $       48,777
                                                                 ================   ===============

Liabilities and Partners' Capital
Current liabilities
   Current portion of long-term debt                             $           480    $          435
   Accrued compensation and related costs                                    237               475
   Accounts payable and other accrued expenses                             3,889             4,605
   Estimated third party payor settlements                                 2,021             1,898
                                                                 ----------------   ---------------
       Total current liabilities                                           6,627             7,413
                                                                 ----------------   ---------------

Deferred management fee payable                                              990               978
Loan payable to the Development General Partner                            1,253             1,240
Long-term debt                                                            22,747            22,913
                                                                 ----------------   ---------------
                                                                          24,990            25,131
                                                                 ----------------   ---------------

Partners' capital
   General partners                                                         (153)             (153)
   Assignee limited partners; 1,540,040
     units issued and outstanding                                         16,394            16,386
                                                                 ----------------   ---------------
       Total partners' capital                                            16,241            16,233
                                                                 ----------------   ---------------

       Total liabilities and
         partners' capital                                       $        47,858    $       48,777
                                                                 ================   ===============






     See accompanying notes to condensed consolidated financial statements.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
                  Condensed Consolidated Statements of Earnings
                                   (Unaudited)
                 (Dollars in thousands except per unit amounts)

                                                            Three Months Ended
                                                    ----------------------------------

                                                        March 31,         March 31,
                                                          2002              2001
                                                    ----------------   ---------------
Revenues
   Medicaid and Medicare patients                   $        12,534    $       11,619
   Private patients                                           2,511             2,584
   Investment and other income                                   25                48
                                                    ----------------   ---------------
                                                             15,070            14,251
                                                    ----------------   ---------------

Expenses
   Operating, including $2,504 and
       $2,311 to related parties                             12,053            11,719
   Management and administration fees
       to related parties                                       829               786
   General and administrative                                   261               234
   Depreciation and amortization                                501               559
   Interest expense                                             592               602
                                                    ----------------   ---------------
                                                             14,236            13,900
                                                    ----------------   ---------------

Net earnings                                        $           834    $          351
                                                    ================   ===============


Net earnings per unit of assignee
   limited partnership interest
   (computed based on 1,540,040
    units)                                          $          0.54    $         0.23
                                                    ================   ===============






      See accompanying notes to condensed consolidated financial statements

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
             Condensed Consolidated Statements of Partners' Capital
               For the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)
                             (Dollars in thousands)

                                                               Assignee
                                             General            Limited
                                            Partners           Partners            Total
                                        ----------------   ----------------   ---------------
Balance at December 31, 2001            $          (153)   $        16,386            16,233

Net earnings                                          8                826               834

Distributions to partners                            (8)              (818)             (826)
                                        ----------------   ----------------   ---------------

Balance at March 31, 2002               $          (153)   $        16,394            16,241
                                        ================   ================   ===============




Balance at December 31, 2000            $          (142)   $        17,490            17,348

Net earnings                                          4                347               351

Distributions to partners                            (8)              (818)             (826)
                                        ----------------   ----------------   ---------------

Balance at March 31, 2001               $          (146)   $        17,019            16,873
                                        ================   ================   ===============






      See accompanying notes to condensed consolidated financial statements

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMTIED PARTNERSHIP
                 Condensed Consolidated Statements of Cash Flows
                      For the Three Months Ended March 31,
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                  2002              2001
                                                                            ----------------   ---------------
Cash flows from operating activities
   Net earnings                                                             $           834    $          351
   Adjustments to reconcile net earnings to net cash
     provided by operating activities
       Depreciation and amortization                                                    501               559
       Minority interest in net earnings of operating partnerships                       11                 3
       Increase in loan payable to Development General Partner                           13                14
       Increase in deferred management fee payable                                       12                11
       Change in other assets and liabilities
         Accounts receivable                                                            351               471
         Estimated third-party payor settlements                                        (98)              (87)
         Prepaid expenses and other current assets                                     (147)               99
         Accrued compensation and related costs                                        (238)             (923)
         Accounts payable and other accrued expenses                                   (716)              (89)
                                                                            ----------------   ---------------

Net cash provided by operating activities                                               523               409
                                                                            ----------------   ---------------

Cash flows from investing activities-
   additions to property and equipment                                                 (386)             (288)
                                                                            ----------------   ---------------


Cash flows from financing activities
   Repayment of long-term debt                                                         (121)             (111)
   Distributions to partners                                                           (826)             (826)
                                                                            ----------------   ---------------

Net cash used in financing activities                                                  (947)             (937)
                                                                            ----------------   ---------------

Net decrease in cash and cash equivalents                                              (810)             (816)
Cash and cash equivalents
   Beginning of period                                                                2,066             1,108
                                                                            ----------------   ---------------

   End of period                                                            $         1,256    $          292
                                                                            ================   ===============







     See accompanying notes to condensed consolidated financial statements.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)


NOTE 1 - THE FUND AND BASIS OF PREPARATION

Meridian Healthcare Growth and Income Fund Limited Partnership (the Fund) was organized under the laws of the State of Delaware and will continue to operate through December 31, 2037, unless terminated sooner under the provisions of the Partnership Agreement. The Fund's Administrative General Partner is Brown Healthcare, Inc. and the Fund's Development General Partner is Meridian Healthcare Investments, Inc. Brown Healthcare Holding Co., Inc. is the Fund's Assignor Limited Partner. Meridian Healthcare Investments, Inc. is a subsidiary of Genesis Health Ventures, Inc. (Genesis).

The Fund owns 98.99% limited partnership interests in each of the seven operating partnerships. The Fund, through its seven operating partnerships, derives substantially all of its revenue from extended healthcare provided to nursing center residents including room and board, nursing care, drugs and other medical services.

The accompanying condensed consolidated financial statements of Meridian Healthcare Growth and Income Fund Limited Partnership (the "Fund") do not include all of the information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited interim condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. The unaudited interim financial information contained in the consolidated financial statements should be read in conjunction with the consolidated financial statements contained in the 2001 Annual Report.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Fund is obligated to pay Brown-Healthcare, Inc. (Administrative General Partner) an annual administration fee of the greater of $75,000 per year or 1/2 of 1% of the Fund's annual revenues. The nursing centers owned by the operating partnerships are managed by Meridian Healthcare, Inc., an affiliate of Meridian Healthcare Investments, Inc. (Development General Partner), under the terms of existing management agreements which provide for management fees equal to 5% of the annual revenues of each nursing center. Certain of the operating partnerships also purchase drugs and medical supplies and other services from affiliates of the Development General Partner. Such purchases are in turn billed to patients or third party payors at prices which on average approximate the nursing center's cost.

Transactions with these related parties for the three months ended March 31, 2002 and 2001 are as follows:

                                                 2002               2001

Management and administration fees          $   829,000         $  786,000
Drug and medical supplies purchases             915,000          1,083,000
Nursing and rehabilitation services           1,589,000          1,228,000
Interest expense on borrowings                   21,000             21,000


The Development General Partner loaned the Fund $597,000, as required by the Cash Flow Deficit Guaranty Agreement, to support the operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers during each center's first two years of operations subsequent to the Fund's acquisition of partnership interests. Loans outstanding under an arrangement, including accumulated interest from inception of the loan at 9% per annum, were $1,253,000 at March 31, 2002 and $1,240,000 at December 31, 2001. The Fund is obligated to repay these loans when certain specified financial criteria are met, the most significant of which is the payment of a preferred return to the assignee limited partners as defined in the Fund's partnership agreement.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)


NOTE 3 - DEBT

The Fund closed its mortgage loan refinancing with a new bank for loans totaling $24,000,000 on June 12, 2000. The renewal terms became effective on June 12, 2000 and provide for a term of five years at an interest rate of 9.75%. Monthly payments of $229,886 are based on a 20-year amortization schedule with a balloon payment due at the end of the 5-year term.

The Fund established a $4,000,000 revolving credit facility with the same lender. Borrowings under the credit facility will bear interest at a floating rate, which shall equal the announced commercial prime rate. The bank shall renew the credit facility each year for a one-year extention. There were no borrowings under the revolving credit facility at March 31, 2002 or 2001.

NOTE 4 - CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

The Fund receives revenues from Medicare, Medicaid, private insurance, and self-pay residents. The healthcare industry is experiencing the effects of the federal and state governments' trend toward cost containment, as government and other third party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with providers. These cost containment measures, combined with the increasing influence of managed care payors and competition for patients, have resulted in reduced rates of reimbursement for services provided by the Fund.

The Fund's previous filing referenced the need for Congressional and administrative decisions addressing the per diem payment rates for Medicare skilled nursing services. On April 23, 2002, the Centers for Medicare and Medicaid Services ("CMS") issued a press statement announcing that the agency would not proceed with changes in the skilled nursing facility case-mix classification system. This decision has the positive effect of continuing favorable rate add-ons for beneficiaries requiring rehabilitation and medically complex services valued at approximately $30 per day. In its announcement, CMS made it clear that case mix refinements would be postponed for a full year and that the annual market adjustment for the fiscal year 2003 skilled nursing facility prospective payment rates would be promulgated as a notice in late July, 2002.

With regard to Congressional consideration, a package of Medicare Amendments, including provider relief provisions, is expected to be enacted before Congress adjourns. The mark-up of major Medicare legislation is imminent in key committees of the House of Representatives. Consideration in the Senate is not expected until late Summer, early Fall. Reviews of draft documents and discussions with key legislators and staffs affirm an awareness of the impact of the "Medicare SNF Cliff" and a desire to stabilize the fiscal condition of the sector. It is premature to forecast the outcome of Congressional action. The expiring statutory provisions impact rates approximately $34 per day.

The Fund's previous estimates of the impact of the "Medicare SNF Cliff" was approximately 18% of the per diem rate; the revised estimate factoring in the administrative decision still exposes the facility sector to a negative 10% reduction. For the Fund, this could have an adverse revenue impact in excess of $1.6 million.

It is not possible to fully quantify the effect of recent legislation, the interpretation or administration of such legislation or any other governmental initiatives on the Fund's business. Accordingly, there can be no assurance that the impact of these changes or any future healthcare legislation will not adversely affect the Fund's business. There can be no assurance that payments under governmental and private third party payor programs will be timely, will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. The Fund's financial condition and results of operations may be affected by the reimbursement process, which in the Fund's industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

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

     The Fund also replaced its $4,000,000 revolving credit facility with the same lender. There are no borrowings under this credit facility at this time.

     The Fund's working capital (excluding the current portion of long-term debt) increased $27,000 to $5,364,000 at March 31, 2002 as compared to $5,337,000 at December 31, 2001. The Fund has sufficient liquid assets and other available credit resources to satisfy its operating expenditures and anticipated routine capital improvements at each of the seven nursing home facilities.

     Cash flow from operating activities was $523,000 for the three-month period ended March 31, 2002 as compared to $409,000 for the same period of 2001.

     Cash used in investing activities for the three-month period ended March 31, 2002 was $386,000 and included improvements to the Fund's seven operating facilities. Similar improvements made during the first three months of 2001 were $288,000.

     The Fund believes that the short-term liquidity needs will be met through expected cash flow from operations and available working capital from the existing revolving credit facility.

     Between 1988 and 1989 the Development General Partner loaned the Fund $597,000 to support operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers during each centers' first two years of operation. Loans outstanding under this arrangement, including interest at 9% per annum, were $1,253,000 at March 31, 2002.

     On May 15, 2002 the Fund will make its first quarter 2002 distribution to partners of $826,410. This distribution will be funded by first quarter operations and reserves of approximately $33,000. Review of the 2002 budget suggests operations from the seven nursing centers will be sufficient to fund a similar distribution throughout the year.

     The major challenge to the Fund in the foreseeable future is to control operating expenses, to maintain a quality mix of patients and to increase the overall census at each of the facilities.

Revenue Sources

     The Fund receives revenues from Medicare, Medicaid, private insurance, and self-pay residents. The healthcare industry is experiencing the effects of the federal and state governments' trend toward cost containment, as government and other third party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with providers. These cost containment measures, combined with the increasing influence of managed care payors and competition for patients, have resulted in reduced rates of reimbursement for services provided by the Fund.

     The Fund's previous filing referenced the need for Congressional and administrative decisions addressing the per diem payment rates for Medicare skilled nursing services. On April 23, 2002, the Centers for Medicare and Medicaid Services ("CMS") issued a press statement announcing that the agency would not proceed with changes in the skilled nursing facility case-mix classification system. This decision has the positive effect of continuing favorable rate add-ons for beneficiaries requiring rehabilitation and medically complex services valued at approximately $30 per day. In its announcement, CMS made it clear that case mix refinements would be postponed for a full year and that the annual

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


               Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Revenue Sources (continued)

market adjustment for the fiscal year 2003 skilled nursing facility prospective payment rates would be promulgated as a notice in late July, 2002.

     With regard to Congressional consideration, a package of Medicare Amendments, including provider relief provisions, is expected to be enacted before Congress adjourns. The mark-up of major Medicare legislation is imminent in key committees of the House of Representatives. Consideration in the Senate is not expected until late Summer, early Fall. Reviews of draft documents and discussions with key legislators and staffs affirm an awareness of the impact of the "Medicare SNF Cliff" and a desire to stabilize the fiscal condition of the sector. It is premature to forecast the outcome of Congressional action. The expiring statutory provisions impact rates approximately $34 per day.

     The Fund's previous estimates of the impact of the "Medicare SNF Cliff" was approximately 18% of the per diem rate; the revised estimate factoring in the administrative decision still exposes the facility sector to a negative 10% reduction. For the Fund, this could have an adverse revenue impact in excess of $1.6 million.

     It is not possible to fully quantify the effect of recent legislation, the interpretation or administration of such legislation or any other governmental initiatives on the Fund's business. Accordingly, there can be no assurance that the impact of these changes or any future healthcare legislation will not adversely affect the Fund's business. There can be no assurance that payments under governmental and private third party payor programs will be timely, will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. The Fund's financial condition and results of operations may be affected by the reimbursement process, which in the Fund's industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

Results of Operations

     Net earnings for the Fund were $834,000 for the three months ended March 31, 2002 as compared to $351,000 for the same period in fiscal year 2001. The increase in earnings is primarily due to an increase in Medicaid and Medicare patients revenue, offset partially by increased operating costs.

     Overall revenues of $15,070,000 increased $819,000 or 5.7% for the three months ended March 31, 2002 compared to the same period in fiscal year 2001. The increase in revenue is primarily due to an increase in Medicaid revenue. Medicaid and Medicare revenue increased $915,000 to $12,534,000 for the first quarter of 2002 compared to the first quarter of fiscal year 2001. Medicaid revenue for the three months ended March 31, 2002 increased $1,006,000 compared to the same period in the prior year. This increase is primarily due to an overall Medicaid rate increase of approximately 8.3% driven primarily by the four Maryland centers, which received their annual Medicaid rate adjustment in July 2001. Also the Medicaid average daily census for the first quarter ended March 31, 2002 increased 4.1% or twenty-seven customers compared to the first quarter of fiscal year 2001. Medicare revenue of $3,958,000 decreased $91,000 or 2.2% for the three month period ended March 31, 2002 compared to the same period in fiscal year 2001. The decrease in Medicare revenue is due to a reduction in the Medicare census, which is partially offset by higher rates. The average daily Medicare census decreased eighteen customers per day or 12.3% to 128 for the three months ended March 31, 2002 as compared to the same period in the prior year.

       Operating expenses increased $334,000 or 2.9% in the first quarter of 2002 as compared to the same period in fiscal year 2001. This increase is primarily due to the increased cost of nursing services and bad debt expense, partially offset by decreased ancillary costs. Nursing costs of $6,370,000 increased $428,000 for the three months ended March 31, 2002 as compared to the same period in fiscal year 2001. This increase is primarily due to an increase in utilization of temporary nurse staffing, which is a result of an overall shortage of nurses within the healthcare industry. Bad debt expense of $333,000 increased $161,000 for the three month period ended March 31, 2002 compared to the same period in fiscal year 2001. Ancillary costs decreased $310,000 or 15.7% in the first quarter of 2002 as compared to the same period in fiscal year 2001, which is attributable to the 12.3% decrease in the

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


               Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



Results of Operations (continued)

average daily Medicare census. The remaining increase in operating costs is due to general inflationary cost increases.

      Management and administrative fees of $829,000 increased $43,000 or approximately 5.5% for the first quarter 2002 compared to the same period in fiscal year 2001. The management fee is calculated at 5% of the Fund's net revenues.

      Depreciation and Amortization expense decreased $58,000 to $501,000 for the three months ended 2002 as compared to the same period in fiscal year 2001. This decrease is due to the adoption of Statement of Financial Accounting Standards No. 142, which required that the Fund discontinue the amortization of goodwill effective January 1, 2002.

Recently Issued Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142, Goodwill and Other Intangible Assets. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. The Fund adopted the provisions of Statement 142 effective January 1, 2002.

     On October 3, 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement No. 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement.

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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP



                          PART I. FINANCIAL INFORMATION


Item 3.     Quantitative and Qualitative Disclosures About Market Risk

     The Fund has exposure to changing interest rates and is currently not engaged in hedging activities. Interest on the Fund's $23.2 million mortgage is at a fixed rate of 9.75%.





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


                                MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                                         LIMITED PARTNERSHIP




DATE:   05/13/02                By:       /s/  John M. Prugh
                                John M. Prugh
                                President and Director
                                Brown-Healthcare, Inc.
                                Administrative General Partner




DATE:   05/13/02                By:      /s/  Timothy M. Gisriel
                                Timothy M. Gisriel
                                Treasurer
                                Brown-Healthcare, Inc.
                                Administrative General Partner