Form 10-Q
period 2002-06-30
MERIDIAN HEALTHCARE GROWTH & INCOME FUND LTD PARTNERSHIP
filed 2002-08-13
CIK 826682

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


(Mark One)
{ X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 2002

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

        For the transition period from            to


For Quarter Ended     June 30, 2002       Commission file number   000-17596

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


                 Yes     X                             No

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                                      INDEX


                                                                       Page No.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS                   2

Part I.  Financial Information


     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets                         3
              Condensed Consolidated Statements of Earnings                 4
              Condensed Consolidated Statements of Partners' Capital        5
              Condensed Consolidated Statements of Cash Flows               6
              Notes to Condensed Consolidated Financial Statements        7-9


     Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations          10-14


     Item 3.  Quantitative and Qualitative Disclosures
                 About Market Risk                                         15

Part II.   Other Information


     Item 1. through Item 6.                                               15

     Signatures                                                            16

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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                     June 30,
                                                                       2002           December 31,
                                                                    (Unaudited)           2001
                                                                  ---------------   ---------------
Assets
Current Assets
   Cash and cash equivalents                                      $        3,843    $        2,066
   Accounts receivable, net                                                7,945             9,140
   Estimated third-party payor settlements                                   898               561
   Prepaid expenses and other current assets                                 643               548
                                                                  ---------------   ---------------
       Total current assets                                               13,329            12,315
                                                                  ---------------   ---------------

Property and equipment, net of accumulated depreciation                   31,675            31,927
                                                                  ---------------   ---------------

Other assets
   Goodwill, net                                                           4,237             4,237
   Loan acquisition costs, net                                               257               298
                                                                  ---------------   ---------------
                                                                           4,494             4,535
                                                                  ---------------   ---------------


       Total assets                                               $       49,498    $       48,777
                                                                  ===============   ===============

Liabilities and Partners' Capital
Current liabilities
   Current portion of long-term debt                              $          492    $          435
   Accrued compensation and related costs                                  3,059               475
   Accounts payable and other accrued expenses                             3,241             4,605
   Estimated third party payor settlements                                 1,925             1,898
                                                                  ---------------   ---------------
       Total current liabilities                                           8,717             7,413
                                                                  ---------------   ---------------

Deferred management fee payable                                            1,000               978
Loan payable to the Development General Partner                            1,266             1,240
Long-term debt                                                            22,617            22,913
                                                                  ---------------   ---------------
                                                                          24,883            25,131
                                                                  ---------------   ---------------

Partners' capital
   General partners                                                         (157)             (153)
   Assignee limited partners; 1,540,040
     units issued and outstanding                                         16,055            16,386
                                                                  ---------------   ---------------
       Total partners' capital                                            15,898            16,233
                                                                  ---------------   ---------------

       Total liabilities and
         partners' capital                                        $       49,498    $       48,777
                                                                  ===============   ===============



     See accompanying notes to condensed consolidated financial statements.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
                  Condensed Consolidated Statements of Earnings
                                   (Unaudited)
                 (Dollars in thousands except per unit amounts)

                                                          Three Months Ended                   Six Months Ended
                                                   ---------------------------------   ---------------------------------
                                                      June 30,          June 30,          June 30,           June 30,
                                                        2002              2001              2002               2001
                                                   ---------------   ---------------   ---------------   ---------------

Revenues
   Medicaid and Medicare patients                  $       13,105    $       11,648    $       25,638    $       23,267
   Private patients                                         2,292             2,601             4,802             5,185
   Investment and other income                                 29                42                54                90
                                                   ---------------   ---------------   ---------------   ---------------
                                                           15,426            14,291            30,494            28,542
                                                   ---------------   ---------------   ---------------   ---------------

Expenses
   Operating, including $2,776, $2,322,
       $5,281 and $4,633 to related parties                12,704            11,716            24,757            23,435
   Management and administration fees
       to related parties                                     853               784             1,682             1,570
   General and administrative                                 284               239               542               473
   Depreciation and amortization                              507               563             1,008             1,122
   Interest expense                                           595               606             1,187             1,208
                                                   ---------------   ---------------   ---------------   ---------------
                                                           14,943            13,908            29,176            27,808
                                                   ---------------   ---------------   ---------------   ---------------

Net earnings                                       $          483    $          383    $        1,318    $          734
                                                   ===============   ===============   ===============   ===============


Net earnings per unit of assignee
   limited partnership interest
   (computed based on 1,540,040
    units)                                         $         0.31    $         0.25    $         0.85    $         0.47
                                                   ===============   ===============   ===============   ===============






      See accompanying notes to condensed consolidated financial statements

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

             Condensed Consolidated Statements of Partners' Capital
                 For the Six Months Ended June 30, 2002 and 2001
                                   (Unaudited)
                             (Dollars in thousands)

                                                        Assignee
                                       General           Limited
                                      Partners          Partners            Total
                                   ---------------   ---------------   ---------------

Balance at December 31, 2001                 (153)           16,386    $       16,233

Net earnings                                   13             1,305             1,318

Distributions to partners                     (17)           (1,636)           (1,653)
                                   ---------------   ---------------   ---------------

Balance at June 30, 2002                     (157)           16,055    $       15,898
                                   ===============   ===============   ===============



Balance at December 31, 2000                 (142)           17,490    $       17,348

Net earnings                                    7               727               734

Distributions to partners                     (17)           (1,636)           (1,653)
                                   ---------------   ---------------   ---------------

Balance at June 30, 2001                     (152)           16,581    $       16,429
                                   ===============   ===============   ===============






      See accompanying notes to condensed consolidated financial statements

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMTIED PARTNERSHIP

                 Condensed Consolidated Statements of Cash Flows
                        For the Six Months Ended June 30,
                                   (Unaudited)
                             (Dollars in thousands)

                                                                         2002               2001
                                                                    ---------------   ---------------
Cash flows from operating activities
   Net earnings                                                     $        1,318    $          734
   Adjustments to reconcile net earnings to net cash
     provided by operating activities
       Depreciation and amortization                                         1,008             1,122
       Minority interest in net earnings of operating partnerships              12                 9
       Increase in loan payable to Development General Partner                  26                26
       Increase in deferred management fee payable                              22                21
       Change in other assets and liabilities
         Accounts receivable                                                 1,183               287
         Estimated third-party payor settlements                              (310)              420
         Prepaid expenses and other current assets                             (95)              150
         Accrued compensation and related costs                              2,584              (581)
         Accounts payable and other accrued expenses                        (1,364)              590
                                                                    ---------------   ---------------

Net cash provided by operating activities                                    4,384             2,778
                                                                    ---------------   ---------------

Cash flows from investing activities -
   additions to property and equipment                                        (715)             (467)
                                                                    ---------------   ---------------


Cash flows from financing activities
   Repayment of long-term debt                                                (239)             (218)
   Distributions to partners                                                (1,653)           (1,653)
                                                                    ---------------   ---------------

Net cash used in financing activities                                       (1,892)           (1,871)
                                                                    ---------------   ---------------

Net increase in cash and cash equivalents                                    1,777               440
Cash and cash equivalents
   Beginning of period                                                       2,066             1,108
                                                                    ---------------   ---------------

   End of period                                                    $        3,843    $        1,548
                                                                    ===============   ===============






     See accompanying notes to condensed consolidated financial statements.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)


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

Transactions with these related parties for the three and six months ended June 30, 2002 and 2001 are as follows:

                                                Three Months Ended                   Six Months Ended
                                         June 30, 2002     June 30, 2001     June 30, 2002     June. 30, 2001

Management and administration fees         $ 853,000         $ 785,000         $1,682,000       $1,570,000
Drug and medical supplies purchases        1,081,000         1,013,000          1,997,000        2,096,000
Nursing and rehabilitation services        1,695,000         1,309,000          3,284,000        2,537,000
Interest expense on borrowings                23,000            22,000             44,000           43,000


The Development General Partner loaned the Fund $597,000, as required by the Cash Flow Deficit Guaranty Agreement, to support the operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers during each center's first two years of operations subsequent to the Fund's acquisition of partnership interests. Loans outstanding under an arrangement, including accumulated interest from inception of the loan at 9% per annum, were $1,266,000 at June 30, 2002 and $1,240,000 at December 31, 2001. The Fund is obligated to repay these loans when certain specified financial criteria are met, the most significant of which is the payment of a preferred return to the assignee limited partners as defined in the Fund's partnership agreement.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)

NOTE 3 - DEBT

The Fund closed its mortgage loan refinancing with a new bank for loans totaling $24,000,000 on June 12, 2000. The renewal terms became effective on June 12, 2000 and provide for a term of five years at an interest rate of 9.75%. Monthly payments of $229,886 are based on a 20-year amortization schedule with a balloon payment due at the end of the 5-year term.

The Fund established a $4,000,000 revolving credit facility with the same lender. Borrowings under the credit facility will bear interest at a floating rate, which shall equal the announced commercial prime rate. The bank shall renew the credit facility each year for a one-year extention. There were no borrowings under the revolving credit facility at June 30, 2002 or December 31, 2001.

NOTE 4 - CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

The Fund receives revenues from Medicare, Medicaid, private insurance, and self-pay residents. The healthcare industry is experiencing the effects of the federal and state governments' trend toward cost containment, as government and other third party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with providers. These cost containment measures, combined with the increasing influence of managed care payors and competition for patients, have resulted in reduced rates of reimbursement for services provided by the Fund. The Fund receives approximately 84% of its patient service revenues from Medicare and Medicaid.

A number of the provisions of the Balanced Budget Act and the Benefits Improvement Protection Act enactments providing additional funding for Medicare participating skilled nursing facilities expire on September 30, 2002. Expiring provisions are estimated to, on average, reduce per beneficiary per diems by $34. On April 23, 2002, the Centers for Medicare and Medicaid Services ("CMS") issued a press statement announcing that the agency would not proceed with its previously announced changes in the skilled nursing facility case-mix classification system. In its announcement, CMS made it clear that case-mix refinements would be postponed for a full year. CMS issued notice of fiscal year 2003 rates in the Federal Register, July 31, 2002. Rates effective October 1, 2002 will be increased by a 2.6% annual market basket adjustment. CMS estimates that even with this upward adjustment, average rates will by 8.8% lower than the current year because of the reduced payment caused by the expiring statutory add-ons.

With regard to Congressional consideration, the House of Representatives passed a package of Medicare amendments in late June 2002. Under the House-passed measure, portions of the expiring provisions would be retained. The BBRA increase of 4% would expire, and the BIPA 16.6% add-on to the nursing portion of the SNF PPS rates would be reduced to 12% in 2003, 10% in 2004, and 8% in 2005. Under this proposal fiscal year 2003 rates would be 5.2% lower than the current year. The Senate is expected to consider Medicare provider relief during September. Details of the Senate leadership proposal have not been released. It is premature to forecast the outcome of Congressional action.

The Fund's previous estimates of the impact of the "Medicare SNF Cliff" which included the anticipated effort of CMS changes in the case-mix classification system was a decrease of approximately 18% of the per diem rate; the revised estimate factoring in the administrative decision not to proceed with changes at this time still exposes the facility sector to a negative 10% reduction. For the Fund, this could have an adverse revenue impact in excess of $1.6 million annually.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)


NOTE 4 - CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES (CONTINUED)

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

     The Fund's working capital (excluding the current portion of long-term debt) decreased $233,000 to $5,104,000 at June 30, 2002 as compared to $5,337,000 at December 31, 2002. The Fund has sufficient liquid assets and other available credit resources to satisfy its operating expenditures and anticipated routine capital improvements at each of the seven nursing home facilities.

     Cash flow from operating activities was $4,384,000 for the six-month period ended June 30, 2002 as compared to $2,778,000 for the same period of 2001. This significant increase in cash flow was due primarily to the collection of accounts receivable and increased accrued compensation and related costs that were paid in early July.

     Cash used in investing activities for the six-month period ended June 30, 2002 was $715,000 and included improvements to the Fund's seven operating facilities. Similar improvements made during the first six months of 2001 were $467,000.

     The Fund believes that the short-term liquidity needs will be met through expected cash flow from operations and available working capital from the existing revolving credit facility.

     Between 1988 and 1989 the Development General Partner loaned the Fund $597,000 to support operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers during each centers' first two years of operation. Loans outstanding under this arrangement, including interest at 9% per annum, were $1,266,000 at June 30, 2002 and $1,240,000 at December 31, 2001.

     On August 15, 2002 the Fund will make its second quarter 2002 distribution to partners of $826,000. This distribution will be funded by second quarter operations and working capital of approximately $269,000. Through the first half of the year, working capital of approximately $302,000 has been utilized to make the scheduled distributions to the partners. Review of the remainder of the 2002 budget suggests operations from the seven nursing centers will be sufficient to fund a similar distribution throughout the year and reimburse working capital utilized to date. Cash flow generated during the second half of the year is projected to increase due to lower capital improvements when compared to the first six months of the year.

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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Revenue Sources (continued)

     A number of the provisions of the Balanced Budget Act and the Benefits Improvement Protection Act enactments providing additional funding for Medicare participating skilled nursing facilities expire on September 30, 2002. Expiring provisions are estimated to, on average, reduce per beneficiary per diems by $34. On April 23, 2002, the Centers for Medicare and Medicaid Services ("CMS") issued a press statement announcing that the agency would not proceed with its previously announced changes in the skilled nursing facility case-mix classification system. In its announcement, CMS made it clear that case-mix refinements would be postponed for a full year. CMS issued notice of fiscal year 2003 rates in the Federal Register, July 31, 2002. Rates effective October 1, 2002 will be increased by a 2.6% annual market basket adjustment. CMS estimates that even with this upward adjustment, average rates will by 8.8% lower than the current year because of the reduced payment caused by the expiring statutory add-ons.

     With regard to Congressional consideration, the House of Representatives passed a package of Medicare amendments in late June 2002. Under the House-passed measure, portions of the expiring provisions would be retained. The BBRA increase of 4% would expire, and the BIPA 16.6% add-on to the nursing portion of the SNF PPS rates would be reduced to 12% in 2003, 10% in 2004, and 8% in 2005. Under this proposal fiscal year 2003 rates would be 5.2% lower than the current year. The Senate is expected to consider Medicare provider relief during September. Details of the Senate leadership proposal have not been released. It is premature to forecast the outcome of Congressional action.

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

Results of Operations

    Three Months Ended June 30, 2002 versus Three Months Ended June 30, 2001

     Net earnings for the Fund were $483,000 for the three months ended June 30, 2002 as compared to $383,000 for the same period in fiscal year 2001. The increase in earnings is primarily due to an increase in Medicaid and Medicare patients revenue, offset partially by increased operating costs.

     Overall revenues of $15,426,000 increased $1,135,000 or 7.9% for the three months ended June 30, 2002 compared to $14,291,000 for the same period in fiscal year 2001. The increase in revenue is primarily due to an increase in revenues from Medicaid and Medicare patients of $1,457,000. Medicaid revenue of $8,762,000 increased $1,021,000 for the three months ended June 30, 2002 compared to the same period in the prior year. The growth in revenue is primarily due to an overall Medicaid rate increase of approximately 9.6% driven primarily by the four Maryland centers, which received their annual Medicaid rate adjustment in July 2001. Also the Medicaid average daily census for the second quarter ended June 20, 2002 increased 3.9% or 26 customers compared to the second quarter of fiscal year 2001. Medicare revenue of $4,343,000 increased $436,000 or 11.1% for the three month period ended June 30, 2002 compared to the same period in fiscal year 2001. This increase is primarily due to an increase in the Medicare rate of approximately 2.5% and a growth in census. The average daily Medicare census increased 11 customers or 8.1% to 141 for the three months ended June 30, 2002 as compared to the same period in the prior year.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Results of Operations (continued)

     Second quarter 2002 expenses of $14,943,000 increased $1,035,000 or 7.4% from $13,908,000 for the three months ended June 30, 2001.

     Operating expenses increased $988,000 or 8.4% in the second quarter of 2002 as compared to the same period in fiscal year 2001. This increase is primarily due to the increased cost of nursing services and ancillary costs. Nursing costs increased $633,000 for the three months ended June 30, 2002 as compared to the same period in fiscal year 2001. This increase is primarily due to increases in salary, wages, employee benefits, and an increase in the utilization of temporary nurse staffing, which is being driven by the strong market demand for nursing personnel. Salary, wage, and benefits expense for nurses increased $261,000 and temporary nurse staffing expense increased $372,000 for the three months ended June 30, 2002 compared to the same period in fiscal year 2001. Bad debt expense of $338,000 increased $147,000 for the three month period ended June 30, 2002 compared to the same period in fiscal year 2001. Second quarter ancillary expenses increased $43,000 or 2.3% for the three months ended June 30, 2002 as compared to the same period in fiscal year 2001. This increase is attributable to the 8.1% increase in the average daily Medicare census, and the increased utilization of Medicare Part B ancillary services. The remaining increase in operating costs is due to general inflationary cost increases.

     Management and administrative fees of $853,000 increased $69,000 or approximately 8.8% for the second quarter 2002 compared to the same period in fiscal year 2001. This increase is due to an increase in the management fee expense, which is calculated at 5% of the Fund's net revenues.

     Depreciation and amortization expense decreased $56,000 to $507,000 for the second quarter 2002 compared to the same period in fiscal year 2001. This decrease is due to the adoption of Statement 142 (described below under Recently Issued Accounting Pronouncements), which does not recognize the amortization of goodwill.

      Six Months Ended June 30, 2002 versus Six Months Ended June 30, 2001

     Net earnings for the Fund were $1,318,000 for the six months ended June 30, 2002 as compared to $734,000 for the same period in fiscal year 2001, representing an increase of $584,000 or 79.6%.

     Overall revenues of $30,494,000 increased $1,952,000 or 6.8% for the six months ended June 30, 2002 as compared to the same period in fiscal year 2001. This increase in revenue is primarily due to increases in revenue from Medicaid and Medicare patients. Medicaid and Medicare revenue increased $2,371,000 to $25,638,000 for the six month period ended June 30, 2002 compared to the same period in 2001. Medicaid revenue for the six months ended June 30, 2002 increased $2,027,000 compared to the same period in the prior year. This increase is primarily due to an overall Medicaid rate increase of approximately 9.3% driven primarily by the four Maryland centers, which received their annual Medicaid rate adjustment in July 2001. Also the Medicaid average daily census for the 6 months ended June 30, 2002 increased 4.0% or 27 customers compared to the same period in fiscal year 2001. Medicare revenue increased $344,000 or 4.3% for the six month period ended June 30, 2002 compared to the same period in fiscal year 2001. This increase is primarily due to an increase in the Medicare rate of approximately 5.7% and the increased utilization of Medicare Part B services. Medicare Part B revenue increased $143,000 or 36.0% due to an increase in Part B utilization.

        Overall expenses increased $1,368,000 or 4.9% to $29,176,000 for the six months ended June 30, 2002 as compared to $27,808,000 for the same period in fiscal year 2001.

     Operating expenses increased $1,322,000 or 5.6% to $24,757,000 for the six months ended June 30, 2002 as compared to the same period in fiscal year 2001. This increase is primarily due to the increased cost of nursing services and bad debt expense which is being partially offset by decreased ancillary costs. Nursing costs increased $1,074,000 for the six months ended June 30, 2002 as compared to the same period in fiscal year 2001. This increase

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of Operations (continued)

 is primarily due to increases in salary, wages, employee benefits, and an increase in the utilization of temporary nurse staffing, which is being driven by the strong market demand for nursing personnel. Salary, wage, and benefits expense for nurses increased $322,000 and temporary nurse staffing expense increased $752,000 for the six months ended June 30, 2002 compared to the same period in fiscal year 2001. Bad debt expense of $672,000 increased $308,000 for the six months ended June 30, 2002 compared to the same period in fiscal year 2001. Ancillary expenses for the six months ended June 30, 2002 decreased $267,000 or 7.0% compared to the same period in the fiscal year 2001. The remaining increase in operating costs is due to general inflationary cost increases.

     Management and administrative fees of $1,682,000 increased $112,000 or approximately 7.1% for the six months ended June 30, 2002 compared to the same period in fiscal year 2001. This increase is due to an increase in the management fee expense, which is calculated at 5% of the Fund's net revenues.

     Depreciation and amortization expense decreased $114,000 to $1,008,000 for the six months ended compared to the same period in fiscal year 2001. This decrease is due to the adoption of SFAS 142 (described below under Recently Issued Accounting Pronouncements), which does not recognize the amortization of goodwill.

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

     In connection with Statement 142's transitional goodwill impairment evaluation, the Statement requires the Fund to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Fund was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Fund is considered to have one reporting unit. The Fund had up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Fund must perform the second step of the transitional impairment test. In the second step, the Fund must compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Fund's statement of earnings.

     The Fund performed the first step of the transitional goodwill impairment evaluation as of January 1, 2001 and no impairment was indicated.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Recently Issued Accounting Pronouncements (continued)

     The following table reconciles the prior year's reported net earnings to its respective pro forma balances adjusted to exclude goodwill amortization expense which is no longer amortized under the provisions of Statement 142. Current period results are presented for comparative purposes.

                                       Three Months Ended                 Six Months Ended
                                      June 30,    June 30,               June 30,    June 30,
                                        2002        2001                   2002        2001
                                    -------------------------          -------------------------

Reported net earnings                $     483   $     383              $   1,318   $     734

Add back: goodwill amortization
                                            -           63                     -          126
                                    -------------------------          -------------------------

Adjusted net earnings                $     483   $     446              $   1,318   $     860
                                    =========================          =========================

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP



                          PART I. FINANCIAL INFORMATION


Item 3.     Quantitative and Qualitative Disclosures About Market Risk

     The Fund has exposure to changing interest rates and is currently not engaged in hedging activities. Interest on the Fund's $23.1 million mortgage is at a fixed rate of 9.75%.





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

                  Inapplicable

Item 5.     Other Information

                  Inapplicable

Item 6.     Exhibits and Reports on Form 8-K

           a) Exhibits

                Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                Exhibit 99.3 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                Exhibit 99.4 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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


                              MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                                       LIMITED PARTNERSHIP




DATE:      08/06/02           By:     /s/  John M. Prugh
                              John M. Prugh
                              President and Director
                              Brown-Healthcare, Inc.
                              Administrative General Partner




DATE:       08/06/02          By:    /s/  Timothy M. Gisriel
                              Timothy M. Gisriel
                              Treasurer
                              Brown-Healthcare, Inc.
                              Administrative General Partner