Form 10-Q
period 2002-09-30
MERIDIAN HEALTHCARE GROWTH & INCOME FUND LTD PARTNERSHIP
filed 2002-11-14
CIK 826682

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


 (Mark One)
 { X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended             September 30, 2002
                                --------------------------------------------

 {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                     to
                                -------------------    ---------------------


 For Quarter Ended  September 30, 2002     Commission file number   000-17596
                   --------------------                           -------------

         Meridian Healthcare Growth and Income Fund Limited Partnership
      ----- ---------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


            Delaware                                       52-1549486
   ---------------------------                         ------------------
    (State or Other Jurisdiction of                     (I.R.S. Employer
    Incorporation or Organization)                    Identification Number)



225 East Redwood Street, Baltimore, Maryland                  21202
--------------------------------------------                 --------
  (Address of Principal Executive Offices)                  (Zip Code)

   Registrant's Telephone Number, Including Area Code:     (410) 727-4083
                                                           --------------

                                       N/A
                                  -------------
              (Former Name, Former Address, and Former Fiscal Year,
                         if Changed Since Last Report.)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes     X                             No
                         -----------                          -----------

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                                      INDEX


                                                                       Page No.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS                    2

Part I.  Financial Information


     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets                          3
              Condensed Consolidated Statements of Earnings                  4
              Condensed Consolidated Statements of Partners' Capital         5
              Condensed Consolidated Statements of Cash Flows                6
              Notes to Condensed Consolidated Financial Statements         7-8


     Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations            9-13


     Item 3.  Quantitative and Qualitative Disclosures
                 About Market Risk                                          14


    Item 4.   Controls and Procedures14

Part II.   Other Information


     Item 1. through Item 6.                                             14-15

     Signatures                                                             16

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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                   September 30,
                                                                       2002           December 31,
                                                                    (Unaudited)           2001
                                                                  ---------------   ---------------
Assets
Current Assets
   Cash and cash equivalents                                      $          805    $        2,066
   Accounts receivable, net                                                7,937             9,140
   Estimated third-party payor settlements                                   784               561
   Prepaid expenses and other current assets                                 897               548
                                                                  ---------------   ---------------
       Total current assets                                               10,423            12,315
                                                                  ---------------   ---------------

Property and equipment, net of accumulated depreciation                   31,474            31,927
                                                                  ---------------   ---------------

Other assets
   Goodwill, net                                                           4,237             4,237
   Loan acquisition costs, net                                               237               298
                                                                  ---------------   ---------------
                                                                           4,474             4,535
                                                                  ---------------   ---------------


       Total assets                                               $       46,371    $       48,777
                                                                  ===============   ===============

Liabilities and Partners' Capital
Current liabilities
   Current portion of long-term debt                              $          504    $          435
   Accrued compensation and related costs                                    277               475
   Accounts payable and other accrued expenses                             2,919             4,605
   Estimated third party payor settlements                                 2,268             1,898
                                                                  ---------------   ---------------
       Total current liabilities                                           5,968             7,413
                                                                  ---------------   ---------------

Deferred management fee payable                                            1,011               978
Loan payable to the Development General Partner                            1,279             1,240
Long-term debt                                                            22,490            22,913
                                                                  ---------------   ---------------
                                                                          24,780            25,131
                                                                  ---------------   ---------------

Partners' capital
   General partners                                                         (159)             (153)
   Assignee limited partners; 1,540,040
     units issued and outstanding                                         15,782            16,386
                                                                  ---------------   ---------------
       Total partners' capital                                            15,623            16,233
                                                                  ---------------   ---------------

       Total liabilities and
         partners' capital                                        $       46,371    $       48,777
                                                                  ===============   ===============





     See accompanying notes to condensed consolidated financial statements.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
                  Condensed Consolidated Statements of Earnings
                                   (Unaudited)
                 (Dollars in thousands except per unit amounts)

                                                          Three Months Ended                   Nine Months Ended
                                                   ---------------------------------   ---------------------------------
                                                    September 30,     September 30,     September 30,      September 30,
                                                        2002              2001              2002               2001
                                                   ---------------   ---------------   ---------------   ---------------
Revenues
   Medicaid and Medicare patients                  $       13,270    $       12,681    $       38,908    $       35,948
   Private patients                                         2,301             2,559             7,103             7,744
   Investment and other income                                 42                48                96               138
                                                   ---------------   ---------------   ---------------   ---------------
                                                           15,613            15,288            46,107            43,830
                                                   ---------------   ---------------   ---------------   ---------------

Expenses
   Operating, including $2,452, $2,529, $7,733
       and $7,163 to related parties, respectively         12,807            12,039            37,564            35,474
   Management and administration fees
       to related parties                                     861               838             2,543             2,408
   General and administrative                                 288               280               830               752
   Depreciation and amortization                              507               558             1,515             1,681
   Interest expense                                           599               610             1,786             1,817
                                                   ---------------   ---------------   ---------------   ---------------
                                                           15,062            14,325            44,238            42,132
                                                   ---------------   ---------------   ---------------   ---------------

Net earnings                                       $          551    $          963    $        1,869    $        1,698
                                                   ===============   ===============   ===============   ===============


Net earnings per unit of assignee
   limited partnership interest
   (computed based on 1,540,040
    units)                                         $         0.35    $         0.62    $         1.20    $         1.09
                                                   ===============   ===============   ===============   ===============





      See accompanying notes to condensed consolidated financial statements

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
             Condensed Consolidated Statements of Partners' Capital
              For the Nine Months Ended September 30, 2002 and 2001
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                          Assignee
                                                                         General           Limited
                                                                        Partners          Partners            Total
                                                                     ---------------   ---------------   ---------------

Balance at December 31, 2001                                                   (153)           16,386    $       16,233

Net earnings                                                                     19             1,850             1,869

Distributions to partners                                                       (25)           (2,454)           (2,479)
                                                                     ---------------   ---------------   ---------------

Balance at September 30, 2002                                                  (159)           15,782    $       15,623
                                                                     ===============   ===============   ===============





Balance at December 31, 2000                                                   (142)           17,490    $       17,348

Net earnings                                                                     17             1,681             1,698

Distributions to partners                                                       (25)           (2,454)           (2,479)
                                                                     ---------------   ---------------   ---------------

Balance at September 30, 2001                                                  (150)           16,717    $       16,567
                                                                     ===============   ===============   ===============





      See accompanying notes to condensed consolidated financial statements

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMTIED PARTNERSHIP
                 Condensed Consolidated Statements of Cash Flows
                     For the Nine Months Ended September 30,
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                            2002               2001
                                                                                       ---------------   ---------------

Cash flows from operating activities
   Net earnings                                                                        $        1,869    $        1,698
   Adjustments to reconcile net earnings to net cash
     provided by operating activities
       Depreciation and amortization                                                            1,515             1,681
       Minority interest in net earnings of operating partnerships                                 21                20
       Increase in loan payable to Development General Partner                                     39                39
       Increase in deferred management fee payable                                                 33                32
       Change in other assets and liabilities
         Accounts receivable                                                                    1,182              (495)
         Estimated third-party payor settlements                                                  147             1,016
         Prepaid expenses and other current assets                                               (349)               73
         Accrued compensation and related costs                                                  (198)             (680)
         Accounts payable and other accrued expenses                                           (1,686)              922
                                                                                       ---------------   ---------------

Net cash provided by operating activities                                                       2,573             4,306
                                                                                       ---------------   ---------------

Cash flows from investing activities -
   additions to property and equipment                                                         (1,001)             (638)
                                                                                       ---------------   ---------------


Cash flows from financing activities
   Repayment of long-term debt                                                                   (354)             (321)
   Distributions to partners                                                                   (2,479)           (2,479)
                                                                                       ---------------   ---------------

Net cash used in financing activities                                                          (2,833)           (2,800)
                                                                                       ---------------   ---------------

Net (decrease) increase in cash and cash equivalents                                           (1,261)              868
Cash and cash equivalents
   Beginning of period                                                                          2,066             1,108
                                                                                       ---------------   ---------------

   End of period                                                                       $          805    $        1,976
                                                                                       ===============   ===============








     See accompanying notes to condensed consolidated financial statements.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


              Notes to Condensed Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)



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

Transactions with these related parties for the three and nine months ended September 30, 2002 and 2001 are as follows:

                                                Three Months Ended                  Nine Months Ended
                                         Sept. 30, 2002    Sept. 30, 2001    Sept. 30, 2002    Sept. 30, 2001

Management and administration fees         $ 861,000         $ 838,000         $2,543,000       $2,408,000
Drug and medical supplies purchases          913,000         1,095,000          2,910,000        3,191,000
Nursing and rehabilitation services        1,539,000         1,434,000          4,823,000        3,972,000
Interest expense on borrowings                24,000            24,000             68,000           67,000


The Development General Partner loaned the Fund $597,000, as required by the Cash Flow Deficit Guaranty Agreement, to support the operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers during each center's first two years of operations subsequent to the Fund's acquisition of partnership interests. Loans outstanding under an arrangement, including accumulated interest from inception of the loan at 9% per annum, were $1,279,000 at September 30, 2002 and $1,240,000 at December 31, 2001. The Fund is obligated to repay these loans when certain specified financial criteria are met, the most significant of which is the payment of a preferred return to the assignee limited partners as defined in the Fund's partnership agreement.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

              Notes to Condensed Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)


NOTE 3 - DEBT

The Fund closed its mortgage loan refinancing with a new bank for loans totaling $24,000,000 on June 12, 2000. The renewal terms became effective on June 12, 2000 and provide for a term of five years at an interest rate of 9.75%. Monthly payments of $229,886 are based on a 20-year amortization schedule with a balloon payment due at the end of the 5-year term.

The Fund established a $4,000,000 revolving credit facility with the same lender. Borrowings under the credit facility will bear interest at a floating rate, which shall equal the announced commercial prime rate. The bank shall renew the credit facility each year for a one-year extention. There were no borrowings under the revolving credit facility at September 30, 2002 or December 31, 2001.

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

Effective October 1, 2002, the Fund's revenues are adversely affected by expiring Medicare provisions. A number of provisions of the Balanced Budget Refinement Act and the Benefits Improvement and Protection Act enactments providing additional funding for Medicare participating skilled nursing facilities expired on September 30, 2002. The expiration of these provisions is estimated to reduce per diems per beneficiary by $34.

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

     The Fund's working capital (excluding the current portion of long-term debt) decreased $378,000 to $4,959,000 at September 30, 2002 as compared to $5,337,000 at December 31, 2001. The Fund has sufficient liquid assets and other available credit resources to satisfy its operating expenditures and anticipated routine capital improvements at each of the seven nursing home facilities.

     Cash flow from operating activities was $2,573,000 for the nine-month period ended September 30, 2002 as compared to $4,306,000 for the same period of 2001. This significant decrease in cash flow was due primarily to a decrease in accounts payable and accrued expenses resulting from timing of payments.

     Cash used in investing activities for the nine-month period ended September 30, 2002 was $1,001,000 and included improvements to the Fund's seven operating facilities. Similar improvements made during the first nine months of 2001 were $638,000.

     The Fund believes that the short-term liquidity needs will be met through expected cash flow from operations and available working capital from the existing revolving credit facility.

     Between 1988 and 1989 the Development General Partner loaned the Fund $597,000 to support operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers during each centers' first two years of operation. Loans outstanding under this arrangement, including interest at 9% per annum, were $1,279,000 at September 30, 2002 and $1,240,000 at December 31, 2001.

     On November 15, 2002 the Fund will make its third quarter 2002 distribution to partners of $826,000. This distribution will be funded by third quarter operations and working capital of approximately $145,000. Through the first nine months of the year, working capital of approximately $447,000 has been utilized to make the scheduled distributions to the partners. While the Fund expects a decrease in Medicare revenues due to the impact of the "Medicare SNF Cliff" legislation that took effect on October 1, 2002 (see Revenue Sources, herein), we expect to make a similar distribution to partners at year-end. The General Partners will review the 2003 operating budgets and capital requirements at the seven facilities while monitoring the progress of legislation as it affects Medicare and Medicaid reimbursements when determining future distributions to partners.

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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Revenue Sources (continued)

     A number of provisions of the Balance Budget Act and the Benefits Improvements Protection Act enactments providing additional funding from Medicare participating skilled nursing facilities expired on September 30, 2002. Expiring provisions reduce, on average, per beneficiary per diems by $34. On April 23, 2002, the Centers for Medicare and Medicaid Services (CMS) issued a press statement announcing the Agency would not proceed with the previously announced changes in the skilled nursing facility case-mix classification system. In its announcement, CMS made it clear that case-mix refinements would be postponed for a full year. CMS issued notice of fiscal year 2003 rates in the federal register, July 31, 2002. Rates effective October 1, 2002 were increased by a 2.6% annual market basket adjustment. CMS estimates that even with this upward adjustment, average rates will be 8.8% lower than the current year because of the reduced payment caused by the expiring statutory add-ons.

     With regard to Congressional consideration, the House of Representatives passed a package of Medicare amendments in late June 2002. Under the House Passed Measure, portions of the expiring provisions would be retained. The BBRA increase of 4% would expire, and the BIPA 16.6% add-on to the nursing portion of the SNF PPS rates would be reduced to 12% in 2003, 10% in 2004, and 8% in 2005. Under this proposal, fiscal year 2003 rates would be 5.2% lower than the current year. On October 1, 2002, key leaders of the Senate Finance Committee introduced a bi-partisan "Beneficiary Access to Care and Medicare Equity Act of 2002". This measure offers moderately more rate assistance than the House Passed Measure altering the nursing portion of the Skilled Nursing Facility Prospective Payment System to 15% in 2003, 13% in 2004, and 11% in 2005. The BBRA 4% market-basket adjustment would expire. Under this proposal fiscal year 2003 rates would be 4.3% lower than those of the current year.

     A Medicare provider relief package is expected to be considered by early 2003. It is premature to forecast the outcome of the Congressional action.

     The Fund's estimate factoring in the administrative decision of the "Medicare SNF Cliff" exposes the facility sector to a 10% reduction. For the Fund, this could have an adverse revenue impact in excess of $1.6 million on an annual basis.

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

Results of Operations

Three Months Ended September 30,2002 versus Three Months Ended September 30,2001

         Net earnings for the Fund were $551,000 for the three months ended September 30, 2002 as compared to $963,000 for the same period in fiscal year 2001. The decrease in earnings is primarily due to an increase in operating costs, partially offset by an increase in Medicaid revenues.

     Overall revenues of $15,613,000 increased $325,000 or 2.1% for the three months ended September 30, 2002 compared to $15,288,000 for the same period in fiscal year 2001. The increase in revenue is primarily due to an increase in revenues from Medicaid and Medicare patients of $589,000. Medicaid revenue of $9,159,000 increased $834,000 for the three months ended September 30, 2002 compared to the same period in the prior year. The growth in revenue is primarily due to an overall Medicaid rate increase of approximately 6.1% driven primarily by the four Maryland centers, which received their annual Medicaid rate adjustment in July 2002. Also the Medicaid

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of Operations (continued)

average daily census for the third quarter ended September 30, 2002 increased 4.6% or 31 customers compared to the third quarter of fiscal year 2001. Medicare revenue of $4,111,000 decreased $245,000 for the three month period ended September 30, 2002 compared to the same period in fiscal year 2001. This decrease is primarily due to a decrease in the average daily Medicare census of 10 customers or 7.1% for the three months ended September 30, 2002 as compared to the same period in the prior year. Partially offsetting the increase in Medicaid and Medicare patients revenue is a decrease in the Private patients revenue of $ 258,000. This decrease is primarily due to a decrease in the Private and Insurance census. Private average daily census decreased 7 customers or 7.2%, and Insurance average daily census decreased 4 customers or 16.1%. Investment and other income decreased $6,000 due to lower income interest earned.

     Third quarter 2002 expenses of $15,062,000 increased $737,000 or 5.1% from $14,325,000 for the three months ended September 30, 2001.

     Operating expenses increased $768,000 or 6.4% in the third quarter of 2002 as compared to the same period in fiscal year 2001. This increase is primarily due to the increased cost of nursing services. Nursing costs increased $643,000 for the three months ended September 30, 2002 as compared to the same period in fiscal year 2001. This increase is primarily due to increases in salary, wages, employee benefits, and an increase in the utilization of temporary nurse staffing, which is being driven by the strong market demand for nursing personnel. Salary, wage, and benefits expense for nurses increased $337,000 and temporary nurse staffing expense increased $306,000 for the three months ended September 30, 2002 compared to the same period in fiscal year 2001. The remaining increase in operating costs is due to general inflationary cost increases.

     Management and administrative fees of $861,000 increased $23,000 or approximately 2.7% for the third quarter 2002 compared to the same period in fiscal year 2001. This increase is due to an increase in the management fee expense, which is calculated at 5% of the Fund's net revenues.

     Depreciation and amortization expense decreased $51,000 to $507,000 for the third quarter 2002 compared to the same period in fiscal year 2001. This decrease is due to the adoption of SFAS 142, which does not recognize the amortization of goodwill.

Nine Months Ended September 30, 2002 versus Nine Months Ended September 30, 2001

     Net earnings for the Fund were $1,869,000 for the nine months ended September 30, 2002 as compared to $1,698,000 for the same period in fiscal year 2001, representing an increase of $171,000 or 10.1 %.

     Overall revenues of $46,107,000 increased $2,277,000 or 5.2 % for the nine months ended September 30, 2002 as compared to the same period in fiscal year 2001. This increase in revenue is primarily due to increases in revenue from Medicaid and Medicare patients. Medicaid and Medicare revenue increased $2,960,000 to $38,908,000 for the nine month period ended September 30, 2002 compared to the same period in 2001. Medicaid revenue for the nine months ended September 30, 2002 increased $2,860,000 compared to the same period in the prior year. This increase is primarily due to an overall Medicaid rate increase of approximately 8.2% driven primarily by the four Maryland centers, which received their annual Medicaid rate adjustment in July 2002. Also the Medicaid average daily census for the nine months ended September 30, 2002 increased 4.2% or 28 customers compared to the same period in fiscal year 2001. Medicare revenue increased $100,000 or 8.1% for the nine month period ended September 30, 2002 compared to the same period in fiscal year 2001. This increase is primarily due to an increase in the Medicare rate of approximately 4.6% and the increased utilization of Medicare Part B services. Medicare Part B revenue increased $85,000 or 12.6% due to an increase in Part B utilization.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of Operations (continued)

     Overall expenses increased $2,106,000 or 5.0% to $44,238,000 for the nine months ended September 30, 2002 as compared to $42,132,000 for the same period in fiscal year 2001.

     Operating expenses increased $2,090,000 or 5.9% to $37,564,000 for the nine months ended September 30, 2002 as compared to the same period in fiscal year 2001. This increase is primarily due to the increased cost of nursing services and bad debt expense, which is being partially offset by decreased ancillary costs. Nursing costs increased $1,753,000 for the nine months ended September 30, 2002 as compared to the same period in fiscal year 2001. This increase is primarily due to increases in salary, wages, employee benefits, and an increase in the utilization of temporary nurse staffing, which is being driven by the strong market demand for nursing personnel. Salary, wage, and benefits expense for nurses increased $696,000 and temporary nurse staffing expense increased $1,057,000 for the nine months ended September 30, 2002 compared to the same period in fiscal year 2001. Bad debt expense of $993,000 increased $359,000 for the nine months ended September 30, 2002 compared to the same period in fiscal year 2001. Ancillary expenses for the nine months ended September 30, 2002 decreased $59,000 or 14.9 % compared to the same period in fiscal 2001. The remaining increase in operating costs is due to general inflationary cost increases.

     Management and administrative fees of $2,543,000 increased $135,000 or approximately 5.6% for the nine months ended September 30, 2002 compared to the same period in fiscal year 2001. This increase is due to an increase in the management fee expense, which is calculated at 5% of the Fund's net revenues.

     Depreciation and amortization expense decreased $166,000 to $1,515.000 for the nine months ended compared to the same period in fiscal year 2001. This decrease is due to the adoption of SFAS 142, which does not recognize the amortization of goodwill.

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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Recently Issued Accounting Pronouncements (continued)

     The Fund performed the first step of the transitional goodwill impairment evaluation as of January 1, 2002 and no impairment was indicated.

     The following table reconciles the prior year's reported net earnings to its respective pro forma balances adjusted to exclude goodwill amortization expense which is no longer amortized under the provisions of Statement 142. Current period results are presented for comparative purposes.

                      Three Months Ended Nine Months Ended

                                 Sept. 30,   Sept. 30,     Sept. 30,   Sept. 30,
                                   2002        2001          2002        2001
                                   ----        ----          ----        ----

Reported net earnings            $    551    $   963       $ 1,869     $ 1,698

Add back: goodwill amortization
                                         -         64             -         190
                                 ---------------------    ----------------------
Adjusted net earnings             $    551    $ 1,027       $ 1,869     $ 1,888
                                 =====================    ======================

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP



                          PART I. FINANCIAL INFORMATION


Item 3.     Quantitative and Qualitative Disclosures About Market Risk

     The Fund has exposure to changing interest rates and is currently not engaged in hedging activities. Interest on the Fund's $22.9 million mortgage is at a fixed rate of 9.75%.


Item 4.   Controls and Procedures

     Within the 90-day period prior to the filing of the quarterly report, an evaluation was carried out under the supervision and with the participation of the Fund's management, including the Chief Executive Officer (or CEO) and Chief Financial Officer (or CFO), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Fund's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Fund in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Fund's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.





                           PART II. OTHER INFORMATION


Item 1.     Legal Proceedings

                  Inapplicable

Item 2.     Changes in Securities and Use of Proceeds

                  Inapplicable

Item 3.     Defaults upon Senior Securities

                  Inapplicable

Item 4.     Submission of Matters to a Vote of Security Holders

                  Inapplicable

Item 5.     Other Information

                  Inapplicable

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP



Item 6.     Exhibits and Reports on Form 8-K

a) Exhibits

     Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Exhibit 99.3 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Exhibit 99.4 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Exhibit 99.5  Certification  of  Principal  Executive  Officer  Pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 99.6  Certification  of  Principal  Financial  Officer  Pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 99.7  Certification  of  Principal  Executive  Officer  Pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 99.8  Certification  of  Principal  Financial  Officer  Pursuant to
     Section 302 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K: None

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                                   SIGNATURES




Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                                            LIMITED PARTNERSHIP




DATE:      11/13/02                By:       /s/  John M. Prugh
      -----------------                 -----------------------------
                                        John M. Prugh
                                        President and Director
                                        Brown-Healthcare, Inc.
                                        Administrative General Partner




DATE:      11/12/02               By:      /s/  Timothy M. Gisriel
      -----------------                -------------------------------
                                        Timothy M. Gisriel
                                        Treasurer
                                        Brown-Healthcare, Inc.
                                        Administrative General Partner