Form 10-K
period 2002-12-31
MERIDIAN HEALTHCARE GROWTH & INCOME FUND LTD PARTNERSHIP
filed 2003-03-28
CIK 826682

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
{ X }    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

                          Yes     X                      No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                Yes                            No     X

     As of December 31, 2002, there were 1,539,000 Units of Assignee Limited Partnership Interests held by non-affiliates of the Registrant. Because there is not an established public trading market for the Units, the aggregate market value of the Units held by non-affiliates of the Registrant cannot be calculated.

                       Documents Incorporated by Reference

The Annual Report for 2002 is incorporated by reference.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP



                                      INDEX

                                                                                  Page (s)

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS                             3

Part I.

         Item 1.    Business                                                          4
         Item 2.    Properties                                                      5-6
         Item 3.    Legal Proceedings                                                 7
         Item 4.    Submission of Matters to a Vote of Security Holders               7


Part II.

         Item 5.    Market for Registrant's Common Equity and Related
                           Stockholder Matters                                        7
         Item 6.    Selected Financial Data                                           8
         Item 7.    Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                     8-17
         Item 7a.   Quantitative and Qualitative Disclosures About Market Risk       18
         Item 8.    Financial Statements and Supplementary Data                      18
         Item 9.    Changes in and Disagreements with Accountants on
                           Accounting and Financial Disclosure                       18


Part III.

         Item 10.   Directors and Executive Officers of Registrant                19-20
         Item 11.   Executive Compensation                                           20
         Item 12.   Security Ownership of Certain Beneficial Owners
                           and Management                                            21
         Item 13.   Certain Relationships and Related Transactions                   21
         Item 14.   Controls and Procedures                                          21


Part IV.

         Item 15.   Exhibits, Financial Statement Schedules and
                           Reports on Form 8-K                                    21-32

                           Signatures                                             33-34


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

         The General Partners of the Fund are Brown Healthcare, Inc., a Maryland corporation (the "Administrative General Partner")and Meridian Healthcare Investments, Inc., a Maryland corporation (the "Development General Partner").

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

         On November 30, 1993, Genesis Health Ventures, Inc. ("Genesis") acquired substantially all of the assets of Meridian Inc.,Meridian Healthcare, Inc. and their affiliated entities, including all of the stock of the Development General Partner. See Item 10.Directors and Executive Officers of Registrant, herein.

         The Fund's sole business is its investment in partnerships which own and operate nursing centers that are healthcare facilities licensed by individual states to provide long-term healthcare within guidelines established by the appropriate state health agencies and as directed by each patient's physician. Healthcare and related services from private pay and other patients and Medicaid and Medicare patients accounted for approximately 99% of revenues during each of the years in the three-year period ended December 31, 2002.

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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


Item 2.  Properties

         The Fund owns Operating Partnership Interests in operating partnerships that own four nursing facilities in the State of Maryland, two nursing facilities in the State of North Carolina, and one nursing facility in New Jersey. The Facilities are described below:


                                                                              Property & Equipment      Patient
                                                                             (before depreciation)     Revenues
                                                                              at December 31, 2002       2002
 Name and Location                Description                                         (Dollars in Thousands)

 Facility 1.   Hamilton          A 104-bed nursing facility located on             $ 5,062              $ 6,209
 6040 Harford Road               1.06 acres, constructed in 1972
 Baltimore City,                 consisting of a "T" shaped two-story
 Maryland                        plus partial basement masonry structure
                                 containing 22,082 square feet. The
                                 facility contains 104 comprehensive care
                                 beds of which all are
                                 Medicare-certified. There are two
                                 private rooms, 15 semi-private rooms, 4
                                 three-person rooms and 15 four-person
                                 rooms.


 Facility 2.                     A 215-bed nursing facility located on              11,837                12,716
 Randallstown                    2.83 acres, constructed in 1971
 9109 Liberty Road               consisting of a rectangular-shaped
 Randallstown,  Maryland         two-story plus partial basement masonry
                                 structure containing a total of 72,780
                                 square feet. The facility contains 215
                                 comprehensive care beds of which all are
                                 Medicare-certified. There are 96
                                 semi-private rooms and 23 private rooms.


 Facility 3.   Caton             A 168-bed nursing facility located on               8,459                10,081
 Manor                           0.92 acres, constructed in 1972
 3330 Wilkens Avenue             consisting of an "L" shaped four-story
 Baltimore City,                 plus basement masonry structure
 Maryland                        containing a total of 48,660 square
                                 feet. All 168 beds are comprehensive
                                 care beds and are all
                                 Medicare-certified. All rooms are
                                 semi-private.


                                                                                         7,900              7,992
 Facility 4.  Frederick          A 137-bed nursing facility located on
 (Collegeview)                   1.13 acres, originally constructed in
 400 North Avenue                1966 consisting of a two-story plus
 Frederick, Maryland             partial basement masonry structure, the
                                 second floor added in 1968, containing a
                                 total of 52,661 square feet. The
                                 facility contains 137 comprehensive care
                                 beds of which all are
                                 Medicare-certified.


         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                                                                              Property & Equipment      Patient
                                                                             (before depreciation)     Revenues
                                                                              at December 31, 2002       2002
 Name and Location                Description                                         (Dollars in Thousands)


Facility 5.  Mooresville        A 160-bed nursing facility located on                  6,564             7,365
550 Glenwood Road               11.38 acres, originally constructed with
Mooresville,                    100 beds in 1988 with a 60-bed addition
North Carolina                  completed in 1992 consisting of a one-story slab
                                on grade building containing a total of 47,657
                                square feet. The facility contains 130 beds for
                                skilled care and intermediate care residents, of
                                which all are Medicare certified. There are 30
                                beds in the Home for the Aged (HA) wing. There
                                are 8 private rooms and 76 semi-private rooms.



Facility 6.  Salisbury          A 180 bed nursing facility located on 6.02 acres,
710 Julian Road                 originally constructed with 120 beds in 1988           6,350              8,667
Salisbury,                      with a 60-bed addition completed in 1991
North Carolina                  consisting of a one-story slab on grade
                                building containing a total of 50,500 square
                                feet. The facility contains 160 beds for
                                skilled care and intermediate care residents,
                                of which all are Medicare certified. There
                                are 20 beds in the Home for the Aged (HA)
                                wing. There are 16 private rooms and
                                82 semi-private rooms.



Facility 7.  Woodlands          A 140-bed nursing facility located on 6.52 acres,
1400 Woodland Avenue            constructed in 1989 consisting of a two-story          8,633               8,767
Plainfield, New Jersey          slab on grade building containing a total of
                                54,000 square feet. The facility contains
                                120 comprehensive nursing home beds, of which
                                all are Medicare certified, and 20 residential
                                care beds. There are 12 private rooms, 46 semi-
                                private rooms and 9 four-bed rooms.




                                                                                   $  54,805          $   61,797



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


         As of December 31, 2002, there were 1,694 holders of Units of the registrant, owning an aggregate of 1,540,040 Units, including 40 Units held by the Assignor Limited Partner. The Fund made four quarterly distributions totaling approximately $3,306,000 in each of the years in the three-year period ended December 31, 2002. See Note 5, "Distributions to Partners and Allocation of Net Earnings", in Item 8. Financial Statements and Supplementary Data, herein.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


Item 6.  Selected Financial Data

                                                                 Years Ended December 31,
                                               2002           2001        2000         1999         1998
                                               ----------------------------------------------------------
                                                           (Dollars in thousands - except per
Unit amounts)
Statement of Earnings Data

Net revenue                                   $61,920        $59,933     $55,764      $51,278      $54,108
Operating earnings before capital costs**       6,817          6,892       6,710        6,612        9,594
Net earnings                                    2,384          2,191       2,282        2,865        5,768

Net earnings per assignee Unit-basic        $    1.53      $    1.41   $    1.47    $    1.84    $    3.71


Operating Data

Payor mix (as a percent of revenue):
     Medicaid and Medicare                        84%            83%         80%          84%          80%
     Private                                      16%            17%         20%          16%          20%

Occupancy percentage                            89.9%          90.0%       86.2%        87.9%        91.7%

Patient Days Available                        403,000        406,000     430,000      429,000      429,000


Balance Sheet Data

Total assets                                  $45,839        $48,777     $49,398      $48,646      $50,305
Property and equipment, net of
     accumulated depreciation                  31,231         31,927      32,934       33,346       33,653
Debt, including loan payable to
     Development General Partner               24,169         24,588      24,964       23,742       24,422
Partners' capital                              15,311         16,233      17,348       18,372       18,813

Cash distributions paid per Unit:
     from operations                        $    2.13       $   2.13    $   1.70     $   2.13     $   2.13
     from return of capital                         -              -         .43            -            -
                                            $    2.13       $   2.13    $   2.13     $   2.13     $   2.13


     **Capital costs include depreciation, amortization and interest expense.


Item 7. Management's Discussion and Analysis of Financial Condition
             and Results of Operations

Liquidity and Capital Resources

The Fund closed its mortgage loan refinancing with a new bank for loans totaling $24,000,000 on June 12, 2000. The renewal terms became effective on June 12, 2000 and provided for a term of five years at an interest rate of 9.75%. Monthly payments were based on a 20-year amortization schedule with a balloon payment due at the end of the 5-year term. Effective February 1, 2003, the Fund amended the existing mortgage. The amendment provides for a term of

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


Item 7. Management's Discussion and Analysis of Financial Condition
             and Results of Operations (continued)

Liquidity and Capital Resources (continued)

five years at an interest rate of 6.5%. Monthly payments of $180,242 are based on a 20-year amortization schedule with a mandatory prepayment option at the Bank's discretion during the period between November 1, 2007 through May 1, 2008.

         The Fund also has a $4,000,000 line of credit with the same lender under terms similar to the mortgage loan terms described above, except that the line of credit facility requires annual reaffirmation.

         The Fund's working capital (excluding the current portion of long-term debt) decreased $520,000 to $4,817,000 at December 31, 2002 as compared to $5,337,000 at December 31, 2001. The Fund has sufficient liquid assets and other available credit resources to satisfy its operating expenditures and anticipated routine capital improvements at each of the seven nursing home facilities.

         Cash flow from operating activities was $3,733,000 for the year ended December 31, 2002 as compared to $5,703,000 during 2001. The decrease in cash flow was due primarily to the payment of related party payables.

         Cash used in investing activities during 2002 was $1,245,000 and included improvements to the Fund's seven operating facilities. Similar improvements of $902,000 and $1,421,000 were made during 2001 and 2000, respectively.

         Cash flows used in financing activities during 2002 included repayment of long term debt of $471,000 and distributions to partners and minority interests totaling $3,343,000.

         The Fund believes that the short-term liquidity needs will be met through expected cash flow from operations, available working capital and from the existing line of credit.

         Between 1988 and 1999 the Development General Partner loaned the Fund $597,000 to support operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers during each centers' first two years of operation. Loans outstanding under this arrangement, including interest at 9% per annum, were $1,292,000 at December 31, 2002.

         On February 18, 2003 the Fund made its fourth quarter 2002 distribution to partners of $437,512. This distribution was funded by fourth quarter 2002 operations. During 2002 distributions to partners were funded by operations and working capital of approximately $126,000. Based on the 2003 budget, the Fund anticipates a slight decrease in the distribution rate (7% in 2003 vs. 7.5% in 2002) as operations will be affected by reduced Medicare revenues resulting from the expiration of Benefits Improvement and Protection Act and Balanced Budget Refinement Act legislation on September 30, 2002. The Fund will perform approximately $1 million of non-routine capital improvements to enhance the functionality and marketability of its Maryland centers. The Fund expects to draw on its line of credit facility to fund these improvements, as necessary.

         The major challenge to the Fund in the foreseeable future is to control operating expenses, to maintain a quality mix of patients and to increase the overall census at each of the facilities.

Results of Operations
                    December 31, 2002 versus December 31, 2001

         Overall 2002 revenues of $61,920,000 increased $1,987,000 or 3.3% from the same period in 2001.

         Revenues of $51,803,000 from Medicaid and Medicare patients for the twelve months ended December 31, 2002 increased $2,781,000 or 5.7% from the same period in the prior year. This increase is primarily the result of Medicaid rate increases and an increase in the number of Medicaid days. Medicaid revenue increased $3,378,000

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


Item 7. Management's Discussion and Analysis of Financial Condition
             and Results of Operations (continued)

Results of Operations  (continued)

primarily due to an overall rate increase of approximately 6.3% driven primarily by the four Maryland centers, which received their annual Medicaid rate adjustment in July 2002. Medicare revenue decreased $597,000 relating to a decline in the Medicare census. In fiscal year 2002, Medicare census made up 13.3% of the overall census as compared to 13.9% in fiscal year 2001.

         Revenues from private and other patients decreased $766,000 to $9,994,000 in fiscal year 2002 as compared to $10,760,000 in fiscal year 2001. This decrease is a result of lower private and insurance census. Private census made up 9.3 % of the overall census in fiscal year 2002 compared to 9.9% in fiscal year 2001. In fiscal year 2002, insurance census made up 2.3% of the overall census as compared to 2.6% in fiscal year 2001.

         Operating expenses increased $1,572,000 or 3.2 % from the same period in the prior year. This increase is primarily due to the increased cost of nursing services which is partially offset by a decrease in ancillary costs. Nursing costs increased $1,743,000 for the twelve months ended December 31, 2002 as compared to the same period in 2001. This increase is primarily due to increases in salary and wages and the increased utilization of temporary nurse staffing. Salary and wage expense for nurses increased $780,000, and temporary nurse staffing expense increased $963,000 for the twelve months ended December 31, 2002 compared to the same period in the prior year. The increase in nursing salary and wages and utilization of temporary nurse staffing is a result of an overall shortage of nurses within the healthcare industry. Ancillary expenses decreased $359,000 or 4.7% for the twelve months ended December 31, 2002 as compared to the same period in 2001. This decrease is primarily due to the decrease in the Medicare census. The remaining increase in operating costs is due to increased health insurance costs, and general inflationary cost increases.

         Management and administrative fees increased $71,000 or approximately 2.2% in 2002 as compared to 2001. This increase is due to an increase in the management fee expense, which is calculated at 5% of the Fund's net revenues.

         General and administrative expenses increased $419,000 or 43% from the same period in the prior year. This increase is primarily due to a New Jersey filing fee and increased legal expenses. New Jersey implemented a filing fee in fiscal year 2002 which resulted in additional expense of $250,000. Legal fees increased $63,000 primarily due to fees associated with the collection of accounts receivable. The remaining increase is due to general inflationary cost increases.

         Depreciation and amortization expense decreased $221,000 to $2,023,000 for the twelve months ended December 31,2002 compared to the same period in the prior year. This decrease is due to the adoption of SFAS 142, under which goodwill is no longer amortized.

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

         The Fund is obligated to repay the loan payable to the Development General Partner when certain specified financial criteria are met, the most significant of which is the payment of a preferred return to the assignee limited partners as defined in the Fund's partnership agreement. The loan payable balance is $1,292,000 as of December 31, 2002. See the discussion in
Note 3 of the Notes to the Consolidated Financial Statements for additional information on this loan payable.

         Principal payments on the new mortgage loan during the next five years and in the aggregate are as follows: $606,000 in 2003, $712,000 in 2004, $765,000 in 2005, $817,000 in 2006 and $19,977,000 in 2007 at the bank's option.
See the discussion in Note 4 to the Consolidated Financial Statements for additional information on the Fund's mortgage loans.

         The Fund believes it has, or has access to, sufficient resources to meet these contractual obligations and its operating requirements for the foreseeable future. The Fund currently has in place an agreement to borrow up to $4 million on a revolving credit facility, of which no amount is outstanding at December 31, 2002. The Fund's ability to meet its capital requirements will depend on a number of factors, including the ability to meet the loan covenant requirements necessary under its current debt agreements, the success of its nursing center operations, competitive advances, future relationships with corporate partners, government regulation, and the Fund's marketing strategy.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


Item 7. Management's Discussion and Analysis of Financial Condition
             and Results of Operations (continued)

Critical Accounting Policies

         An accounting policy is considered to be critical if it is important to the registrant's financial condition and results of operations, and requires significant judgment and estimates on the part of management in its application. The Fund's critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision. Application of the critical accounting policies requires management's significant judgments, often as the result of the need to make estimates of matters that are inherently uncertain. If actual results were to differ materially from the estimates made, the reported results could be materially affected. The Fund believes that the following represents our critical accounting policies. For a summary of all of our significant accounting policies, including critical accounting policies discussed below, see Note 1 -"Summary of Significant Accounting Policies" to our consolidated financial statements.

         Allowance for Doubtful Accounts- The Fund utilizes the "Aging Method" to evaluate the adequacy of the allowance for doubtful accounts. This method is based upon applying estimated standard allowance requirement percentages to each accounts receivable aging category for each type of payor. The Fund has developed estimated standard allowance requirement percentages by utilizing historical collection trends and an understanding of the nature and collectibility of receivables in the various aging categories and the various segments of our business. The standard allowance percentages are developed by payor type as the accounts receivable from each payor type have unique characteristics. The allowance for doubtful accounts is determined utilizing the aging method described above while also considering accounts specifically identified as uncollectible. Accounts receivable that we specifically estimate to be uncollectible, based upon the age of the receivables, the results of collection efforts or other circumstances, are fully reserved for in the allowance for doubtful accounts until they are written-off.

         The Fund believes the assumptions used in aging method employed in fiscal 2002, coupled with continued improvements in its collection patterns, suggest that the allowance for doubtful accounts is adequately provided for at December 31, 2002. However, because the assumptions underlying the aging method are based upon historical collection data, there is a risk that these current assumptions are not reflective of more recent collection patterns. Changes in overall collection patterns can be caused by market conditions and/or budgetary constraints of government funded programs such as Medicare and Medicaid. Such changes can adversely impact the collectibility of receivables, but not be addressed in a timely fashion when using the aging method, until updates to these periodic historical collection studies are completed and implemented.

         At least annually, the Fund updates its historical collection studies in order to evaluate the propriety of the assumptions underlying the aging method. Any changes to the underlying assumptions are implemented immediately. Changes to these assumptions can have a material impact on our bad debt expense, which is reported in the consolidated statements of earnings as a component of operating expenses.

         Revenue Recognition- Revenue is recognized in the period the related services are rendered. The Fund derives a substantial portion of our inpatient services revenue under Medicaid and Medicare reimbursement systems.

         Under certain prospective Medicaid systems and Medicare the Fund is reimbursed at a predetermined rate based upon the historical cost to provide the service, demographics of the site of service and the acuity of the customer. The differences between the established billing rates and the predetermined rates are recorded as contractual adjustments and deducted from revenues. Under a prospective reimbursement system, there is no adjustment or settlement of the difference between the actual cost to provide the service and the predetermined rate.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


Item 7. Management's Discussion and Analysis of Financial Condition
             and Results of Operations (continued)

Critical Accounting Policies (continued)

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

Revenue Sources

         The Fund receives revenues from Medicare, Medicaid, private insurance, self-pay residents, and other third party payors. The healthcare industry is experiencing the effects of the federal and state governments' trend toward cost containment, as government and other third party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with providers. These cost containment measures, combined with the increasing influence of managed care payors and competition for patients, have resulted in constrained rates of reimbursement for services provided by the Fund.

         The Medicaid and Medicare programs are highly regulated. The failure of the Fund to comply with applicable reimbursement regulations could adversely affect its business. The Fund monitors its receivables from third party payor programs and reports such revenues at the net realizable value expected to be received.

         On December 15, 2000, Congress passed the Benefits Improvement Protection Act that increased the nursing component of federal prospective payment system's rates by approximately 16.7% for the period from April 1, 2001 through September 30, 2002. The legislation also changed the 20% add-on to 3 of the 14 rehabilitation resource utilization group categories to a 6.7% add-on to all 14 rehabilitation resource utilization group categories beginning April 1, 2001. The Medicare Part B consolidated billing provision of the Balance Budget Refinement Act was repealed except for Medicare Part B therapy services and the moratorium on the $1,500 therapy caps was extended through calendar year 2002. These changes had a positive impact on operating results.

         A number of provisions of the Balanced Budget Refinement Act and the Benefits Improvement and Protection Act enactments, providing additional funding for Medicare participating skilled nursing facilities, expired on September 30, 2002. The expiration of these provisions has reduced the Partnership's Medicare per diems per beneficiary, on average, by $34 (the Medicare Cliff). For Federal fiscal year 2003, the Centers for Medicare and Medicaid Services used their discretionary authority to continue the payment add-ons. The recently released proposed Federal Budget for fiscal year 2004 indicates that the Centers for Medicare and Medicaid Services will extend the add-ons described in the previous paragraph for the coming year. It is uncertain as to whether as part of

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


Item 7. Management's Discussion and Analysis of Financial Condition
             and Results of Operations (continued)

Revenue Sources  (continued)

the rule-making process the agency will propose changes in how the add-ons are applied. Proposed rules are normally released in late April with a 60-day public comment period. By law, final rules for coming fiscal year must be issued by August 1. Effective October 1, 2002, Medicare rates adjusted for the Medicare Cliff were increased by a 2.6% annual market basket adjustment. For the Fund, the net impact of these provisions is estimated to adversely impact annual revenue and operating income beginning October 1, 2002 by approximately $1.2 million.

         The recent economic downturn is having a detrimental affect on state revenues in most jurisdictions. Budget shortfalls range from 4-5% of outlays to upwards of 20% of outlays in a handful of states. Historically these budget pressures have translated into reductions in state spending. Given that Medicaid outlays are a significant component of state budgets, the Fund expects continuing cost containment pressures on Medicaid outlays for nursing homes in the states in which it operates. State-specific details are just emerging as state legislatures begin the tasks of approving state budgets.

         The plight of state governments has helped to elevate issues related to Medicaid onto the national agenda. During the 107th Congress, the U.S. Senate passed legislation providing states with a temporary increase in the Federal Matching Assistance Percentage. This legislation was not passed, however, it has been reintroduced in both the U.S. Senate and the U.S. House of Representatives. In his proposed federal budget for fiscal year 2004, the President offered modest additional fiscal support and advanced several ideas for revising the program. The 108th Congress is expected to consider an array of Medicaid reform proposals.

         It is not possible to quantify fully the effect of potential legislative or regulatory changes, the administration of such legislation or any other governmental initiatives on the Fund's business. Accordingly, there can be no assurance that the impact of these changes or any future healthcare legislation will not further adversely affect the Fund's business. There can be no assurance that payments under governmental and private third party payor programs will be timely, will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. The Fund's financial condition and results of operations may be affected by the reimbursement process, which in the healthcare industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

Government Regulations

         The Fund's business is subject to extensive federal, state and, in some cases, local regulation with respect to, among other things, licensure, certification and health planning. This regulation relates, among other things, to the adequacy of physical plant and equipment, qualifications of personnel, standards of care and operational requirements. Compliance with such regulatory requirements, as interpreted and amended from time to time, can increase operating costs and thereby adversely affect the financial viability of our business. Failure to comply with current or future regulatory requirements could also result in the imposition of various remedies including fines, restrictions on admission, the revocation of licensure, decertification, imposition of temporary management or the closure of the facility.

         All of the Fund's centers, to the extent required, are licensed under applicable law. All skilled nursing centers or practitioners providing the services therein, are certified or approved as providers under one or more of the Medicaid and Medicare programs. Licensing, certification and other applicable standards vary from jurisdiction to jurisdiction and are revised periodically. State and local agencies survey all skilled nursing centers on a regular basis to determine whether such centers are in compliance with governmental operating and health standards and conditions for participation in government sponsored third party payor programs. The Fund believes that its eldercare centers and other sites of service are in substantial compliance with the various Medicare, Medicaid and state regulatory requirements applicable to them. However, in the ordinary course of our business, the Fund receives

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


Item 7. Management's Discussion and Analysis of Financial Condition
             and Results of Operations (continued)

Legislative and Regulatory Issues (continued)

notices of deficiencies for failure to comply with various regulatory requirements. The Fund reviews such notices and takes appropriate corrective action. In most cases, the Fund and the reviewing agency will agree upon the measures to be taken to bring the center into compliance with regulatory requirements. In some cases, the reviewing agency may take various adverse actions against a provider, including but not limited to the imposition of fines; suspension of payments for all or new admissions to the center, and in extreme circumstances, decertification from participation in the Medicare or Medicaid programs and revocation of a center's or site of service's license. These actions may adversely affect a center's ability to continue to operate, ability to provide certain services, and/or eligibility to participate in the Medicare or Medicaid programs or to receive payments from other payors.

         The Fund's centers are currently certified to receive benefits provided under Medicare. Additionally, all of the Fund's skilled nursing centers are currently certified to receive benefits under Medicaid. Both initial and continuing qualifications of a skilled nursing center to participate in such programs depend upon many factors including accommodations, equipment, services, patient care, safety, personnel, physical environment, and adequate policies, procedures and controls.

         The Fund is also subject to federal and state laws that govern financial and other arrangements between healthcare providers. These laws often prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. These laws include:

    o the "anti-kickback" provisions of the federal Medicare and Medicaid programs, which prohibit, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate) directly or indirectly in return for or to induce the referral of an individual to a person for the furnishing or arranging for the furnishing of any item or service for which payment may be made in whole or in part under Medicare or Medicaid; and

    o the "Stark laws" which prohibit, with limited exceptions, the referral of patients by physicians for certain services, including home health services, physical therapy and occupational therapy, to an entity in which the physician has a financial interest.

         The Fund faces additional federal requirements that mandate major changes in the transmission and retention of health information. The Health Insurance Portability and Accountability Act of 1996 was enacted to ensure, first, that employees can retain and at times transfer their health insurance when they change jobs, and secondly, to simplify health care administrative processes. This simplification includes expanded protection of the privacy and security of personal medical data and requires the adoption of standards for the exchange of electronic health information. Among the standards that the Department of Health and Human Services may adopt pursuant to the Health Insurance Portability and Accountability Act are standards for the following: electronic transactions and code sets; unique identifiers for providers, employers, health plans and individuals; security and electronic signatures; privacy; and enforcement.

         Although the Health Insurance Portability and Accountability Act was intended to ultimately reduce administrative expenses and burdens faced within the healthcare industry, the Fund believes that implementation of this law will result in additional costs. Genesis, the Fund's manager, has established a Health Insurance Portability and Accountability Act task force consisting of clinical, financial and information services professionals focused on the Health Insurance Portability and Accountability Act compliance.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


Item 7. Management's Discussion and Analysis of Financial Condition
             and Results of Operations (continued)

Legislative and Regulatory Issues (continued)

         The Department of Health and Human Services has released two rules to date mandating the use of new standards with respect to certain health care transactions and health information. The first rule establishes uniform standards for common health care transactions, including:

    o  Health care claims information;

    o  plan eligibility, referral certification and authorization;

    o  claims status;

    o  plan enrollment and disenrollment;

    o  payment and remittance advice;

    o  plan premium payments; and

    o  coordination of benefits.

         Second, the Department of Health and Human Services has released standards relating to the privacy of individually identifiable health information. These standards not only require the Fund's compliance with rules governing the use and disclosure of protected health information, but they also require us to impose those rules, by contract, on any business associate to whom it discloses information. The Department of Health and Human Services has proposed rules governing the security of health information, but has not yet issued these rules in final form.

         The Department of Health and Human Services finalized the transaction standards on August 17, 2000. While the Fund initially was required to comply with them by October 16, 2002, Congress passed legislation in December 2001 that delays for one year (until October 16, 2003) the compliance date, but only for entities that submit a compliance plan to the Department of Health and Human Services by the original implementation deadline. The Department of Health and Human Services issued the privacy standards on December 28, 2000, and, after certain delays, they became effective on April 14, 2001, with a compliance date of April 14, 2003. Once the Department of Health and Human Services has issued the security regulations in final form, affected parties will have approximately two years to be fully compliant. Sanctions for failing to comply with the Health Insurance Portability and Accountability Act health information practices provisions include criminal penalties and civil sanctions.

         Management is in the process of evaluating the effect of Health Insurance Portability and Accountability Act on the Fund. At this time, management anticipates that the Fund will be able to fully comply with those Health Insurance Portability and Accountability Act requirements that have been adopted. However, management cannot at this time estimate the cost of compliance, nor can management estimate the cost of compliance with standards that have not yet been finalized by the Department of Health and Human Services.

         It is not possible to fully quantify the effect of recent legislation, the interpretation or administration of such legislation or any other governmental initiatives on the Fund's business. Accordingly, there can be no assurance that the impact of these changes or any future healthcare legislation will not adversely affect the Fund's business. There can be no assurance that payments under governmental and private third party payor programs will be timely, will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. The Fund's financial condition and results of operations may be affected by the reimbursement process, which in our industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


Item 7. Management's Discussion and Analysis of Financial Condition
             and Results of Operations (continued)

Recently Issued Accounting Pronouncements

       In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 142, Goodwill and Other Intangible Assets. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. The Fund adopted the provisions of Statement 142 effective January 1, 2002.

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

         The Fund performed the steps of the goodwill impairment evaluation during 2002 in accordance with the statement and no impairment was indicated.

         The following table reconciles the prior year's reported net earnings to its respective pro forma balances adjusted to exclude goodwill amortization expense which is no longer amortized under the provisions of Statement 142.

                                     2002        2001          2000
                                  ----------  ----------   -----------

Reported net earnings             $   2,384   $   2,191    $    2,282

Add back: goodwill amortization           -         254           254
                                  ----------  ----------   -----------

Adjusted net earnings             $   2,384   $   2,445    $    2,536
                                  ==========  ==========   ===========



Outlook

         The major challenge to the Fund in the foreseeable future is to control operating expenses to maintain a quality mix of patients and to increase the overall census at each of the facilities.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


Item 7a. Quantitative and Qualitative Disclosures About Market Risks

         The Fund has exposure to changing interest rates and is currently not engaged in hedging activities. Interest on the Fund's $22.9 million mortgage is at a fixed rate of 9.75% through February 28, 2003. Effective March 1, 2003 the Fund's mortgage is at a fixed rate of 6.5%.


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

     Quarterly Financial Data (Unaudited)

     The Fund's unaudited quarterly financial information is as follows (in thousands):

                                     Total Net          Income from
                                       Revenues          Operations
         Quarter ended:

         March 31, 2002                 $15,070                $834
         June 30, 2002                   15,426                 483
         September 30, 2002              15,613                 551
         December 31, 2002               15,811                 516

         March 31, 2001                  14,251                 351
         June 30, 2001                   14,291                 383
         September 30, 2001              15,288                 963
         December 31, 2001               16,103                 494



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

Development General Partner

         Meridian Healthcare Investments, Inc., the Development General Partner, is a Maryland corporation. On November 30, 1993, Genesis acquired substantially all the assets of Meridian, Inc., Meridian Healthcare (" MHC") and their affiliated entities, including all the stock of the Fund's Development General Partner. As part of the acquisition, MHC, the manager of the Fund's seven nursing centers, continues to operate the facilities pursuant to management agreements. Genesis operates primarily in five regional markets. The networks include 254 eldercare centers with approximately 31,000 beds; approximately 68 physicians, physician assistants and nurse practitioners; 22 medical supply distribution centers; an integrated NeighborCareSM pharmacy operation with over $1,120,000,000 in annualized revenues, including 59 long-term care pharmacies serving approximately 248,000 institutional beds; community-based pharmacies; infusion therapy services; and certified rehabilitation agencies providing services by approximately 3500 licensed rehabilitation therapists and assistants. Genesis also provides diagnostic and hospitality services in selected markets and operates a group purchasing organization. Genesis has concentrated its eldercare networks in five geographic regions in order to achieve operating efficiencies, economies of scale and significant market share. The five geographic markets that Genesis principally serves are: New England Region (Massachusetts/Connecticut/New Hampshire/Vermont/Rhode Island); Midatlantic Region (Greater Philadelphia/Delaware Valley/New Jersey); Chesapeake Region (Southern Delaware/Eastern Shore of Maryland/Baltimore, Maryland/Washington D.C./Virginia); Southern Region (Central Florida);and Allegheny Region (West Virginia/Western Pennsylvania/Illinois/Wisconsin).

         The following individuals are the directors and principal officers of Meridian Healthcare Investments, Inc.:

         Robert H. Fish, age 52, serves as our director since October 2001, chief executive officer and chairman since November 2002. He is a managing partner of Sonoma-Seacrest, LLC, a California-based healthcare practice specializing in strategic planning, performance improvement, and merger and acquisition issues. Prior to joining Sonoma, Mr. Fish served as president and chief executive officer of St. Joseph Health System and president and chief executive officer of ValleyCare Health System. Mr. Fish holds a Bachelor of Arts degree in Sociology and Anthropology from Whittier College and a Masters in Hospital Administration from the University of California at Berkeley.

         George V. Hager, Jr., age 46, serves as our executive vice president and chief financial officer and is responsible for corporate finance, treasury, investor relations, information services, third party reimbursement, risk management, real estate and property management. Mr. Hager joined us in 1992 as vice president and chief financial officer and was named senior vice president and chief financial officer in 1994. He holds a Bachelor of Arts degree in Economics from Dickinson College and a Master of Business Administration degree from Rutgers Graduate School of Management.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

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

         The following individuals are the directors and principal officers of the Administrative General Partner:

     John M. Prugh, age 54, has been a Director and President of the Administrative General Partner since 1988, and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1984. Mr. Prugh graduated from Gettysburg College in 1970, and was designated a Certified Property Manager by the Institute of Real Estate Management in 1979. He has worked in property management for H. G. Smithy Co., in Washington, D.C., and Dreyfus Bros., Inc. in Bethesda, Maryland. Since 1977, Mr. Prugh has been involved in managing, administering, developing and selling real estate investment projects sponsored by Alex. Brown Realty, Inc. and its subsidiaries.

     Peter E. Bancroft, age 50, has been a Director and Vice President of the Administrative General Partner since 1988 and a Senior Vice President of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1983. Mr. Bancroft graduated from Amherst College in 1974, attended the University of Edinburgh, and received a J.D. degree from the University of Virginia School of Law in 1979. Prior to joining Alex. Brown Realty, Inc. in 1983, Mr. Bancroft held legal positions with Venable, Baetjer and Howard and T. Rowe Price Associates, Inc.

     Terry F. Hall, age 56, has been the Secretary of the Administrative General Partner and a Vice President and Secretary of, and Legal Counsel for, Alex. Brown Realty, Inc. since 1989. Mr. Hall graduated from the University of
Nebraska-Lincoln in 1968, and received a J.D. degree from the University of Pennsylvania Law School in 1973. Prior to joining Alex. Brown Realty, Inc. in 1986, Mr. Hall was a Partner at the law firm of Venable, Baetjer and Howard from 1981 to 1986 and an associate at the same firm from 1973 to 1981.

     Timothy M. Gisriel, age 46, has been the Treasurer of the Administrative General Partner and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1990. He was Controller of Alex. Brown Realty, Inc. and Armata Financial Corp. from 1984 through 1990. Mr. Gisriel graduated from Loyola College in 1978 and received his Masters of Business Administration degree from the Robert G. Merrick School of Business, University of Baltimore in 1993. Prior to joining Alex. Brown Realty, Inc. in 1984, Mr. Gisriel was an audit supervisor in the Baltimore office of Coopers & Lybrand. He is a Maryland Certified Public Accountant.

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


Item 14. Controls and Procedures

         Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Fund's management, including the Chief Executive Officer (or CEO) and Chief Financial Officer (or CFO), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Fund's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Fund in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Fund's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) 1. Financial Statements: see Index to Financial Statements and Supplementary Data in Item 8 on Page 18.

         2. Financial Statement Schedules: Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001 and 2000. All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         3. Exhibits:

             (3,4) Limited Partnership Agreement on pages 1 through 41 of
                Exhibit A to the Fund's Prospectus, and the Fund's Registration Statement on Form S-1 (File No. 33-19277) included herein by reference.

             (13) Annual Report for 2002.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


Item 15.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K (continued)


             (99.1) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             (99.2) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             (99.3) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             (99.4) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             (99.5) Certification of Principal Executive Officer Pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

             (99.6) Certification of Principal Financial Officer Pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

             (99.7) Certification of Principal Executive Officer Pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

             (99.8) Certification of Principal Financial Officer Pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.


     (b) Reports on Form 8-K: None.

                           INDEPENDENT AUDITORS REPORT



To the Partners of
Meridian Healthcare Growth and
Income Fund Limited Partnership

Under date of February 14, 2003, we reported on the consolidated balance sheets of Meridian Healthcare Growth and Income Fund Limited Partnership (the Fund) as of December 31, 2002 and 2001, and the related consolidated statements of earnings, partners' capital and cash flows for each of the years in the three-year period ended December 31, 2002, as contained in the annual report on Form 10-K for the year 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Form 10-K. This consolidated financial statement schedule is the responsibility of the Fund's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits. In our opinion, such schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                    KPMG LLP

Philadelphia, Pennsylvania
February 14, 2003

         Meridian Healthcare Growth and Income Fund Limited Partnership
                        Valuation and Qualifying Accounts
                  Years Ended December 31, 2002, 2001 and 2000
                             (Dollars in Thousands)

                                   Schedule II

                                    Balance at Beginning    Charged to                     Balance at End
              Description                 of Period         Operations     Deductions(1)      of Period
------------------------------------------------------------------------------------------------------------

Year Ended December 31, 2002               $1,656             1,062         (1,365)            $1,353
Allowance for Doubtful Accounts

Year Ended December 31, 2001               $1,245             1,678         (1,267)            $1,656
Allowance for Doubtful Accounts

Year Ended December 31, 2000               $1,048               904           (707)            $1,245
Allowance for Doubtful Accounts

(1) - Represents amounts written off as uncollectible.

                                                             Exhibit 99.1


                   MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                               LIMITED PARTNERSHIP

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002





In connection with the filing of Meridian Healthcare Growth and Income Fund Limited Partnership's (the "Fund") Report on Form 10-K for the period ending Decembeer 31, 2002 with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert H. Fish, the Chief Executive Officer of Meridian Healthcare Investments, Inc., Development General Partner of the Fund, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.



Date:  3/27/03                    By:   /s/   Robert H. Fish
                                     Robert H. Fish
                                     Chief Executive Officer
                                     Meridian Healthcare Investments, Inc.
                                     Development General Partner

                                                                Exhibit 99.2


                   MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                               LIMITED PARTNERSHIP

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002





In connection with the filing of Meridian Healthcare Growth and Income Fund Limited Partnership's (the "Fund") Report on Form 10-K for the period ending December 31, 2002 with the Securities and Exchange Commission on the date hereof (the "Report"), I, George V. Hager, Jr., the Chief Financial Officer of Meridian Healthcare Investments, Inc., Development General Partner of the Fund, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.



Date:   3/27/03                 By:  /s/   George V. Hager, Jr.
                                        George V. Hager, Jr.
                                        Chief Financial Officer
                                        Meridian Healthcare Investments, Inc.
                                        Development General Partner

                                                               Exhibit 99.3


                   MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                               LIMITED PARTNERSHIP

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002







In connection with the filing of Meridian Healthcare Growth and Income Fund Limited Partnership's (the "Fund") Report on Form 10-K for the period ending December 31, 2002 with the Securities and Exchange Commission on the date hereof (the "Report"), I, John M. Prugh, the Chief Executive Officer of Brown Healthcare, Inc., Administrative General Partner of the Fund, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.



Date:  3/24/03              By:   /s/    John M. Prugh
                                 John M. Prugh
                                 Chief Executive Officer
                                 Brown Healthcare, Inc.
                                 Administrative General Partner

                                                               Exhibit 99.4


                   MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                               LIMITED PARTNERSHIP

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the filing of Meridian Healthcare Growth and Income Fund Limited Partnership's (the "Fund") Report on Form 10-K for the period ending December 31, 2002 with the Securities and Exchange Commission on the date hereof (the "Report"), I, Timothy M. Gisriel, the Chief Financial Officer of Brown Healthcare, Inc., Administrative General Partner of the Fund, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.



Date:  3/24/03                  By:  /s/   Timothy M. Gisriel
                                         Timothy M. Gisriel
                                         Chief Financial Officer
                                         Brown Healthcare, Inc.
                                         Administrative General Partner

                                                                Exhibit 99.5


                   MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                               LIMITED PARTNERSHIP

                  Certification of Principal Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Robert H. Fish, certify that:

1. I have reviewed this report of Meridian Healthcare Growth and Income Fund Limited Partnership;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this report;

4. The issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the issuer and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

     c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The issuer's other certifying officers and I have disclosed, based on our most recent evaluation, to the issuer's auditors and the audit committee of issuer's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. The issuer's other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




     Date:   3/27/03               By:  /s/     Robert H. Fish
                                     Robert H. Fish
                                     Chief Executive Officer
                                     Meridian Healthcare Investments, Inc.
                                     Development General Partner

                                                                 Exhibit 99.6


                   MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                               LIMITED PARTNERSHIP

                  Certification of Principal Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, George V. Hager, Jr., certify that:

1. I have reviewed this report of Meridian Healthcare Growth and Income Fund Limited Partnership;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this report;

4. The issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the issuer and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

     c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The issuer's other certifying officers and I have disclosed, based on our most recent evaluation, to the issuer's auditors and the audit committee of issuer's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. The issuer's other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




     Date:  3/27/03            By:     /s/  George V. Hager, Jr.
                                 George V. Hager, Jr.
                                 Chief Financial Officer
                                 Meridian Healthcare Investments, Inc.
                                 Development General Partner

                                                                Exhibit 99.7

                   MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                               LIMITED PARTNERSHIP

                  Certification of Principal Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, John M. Prugh, certify that:

1. I have reviewed this report of Meridian Healthcare Growth and Income Fund Limited Partnership;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this report;

4. The issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the issuer and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

     c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The issuer's other certifying officers and I have disclosed, based on our most recent evaluation, to the issuer's auditors and the audit committee of issuer's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. The issuer's other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




     Date:  3/24/03           By:   /s/    John M. Prugh
                                       John M. Prugh
                                       Chief Executive Officer
                                       Brown Healthcare, Inc.
                                       Administrative General Partner

                                                                Exhibit 99.8


                   MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                               LIMITED PARTNERSHIP

                  Certification of Principal Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Timothy M. Gisriel, certify that:

1. I have reviewed this report of Meridian Healthcare Growth and Income Fund Limited Partnership;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this report;

4. The issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the issuer and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

     c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The issuer's other certifying officers and I have disclosed, based on our most recent evaluation, to the issuer's auditors and the audit committee of issuer's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. The issuer's other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




     Date:    3/24/03      By:   /s/   Timothy M. Gisriel
                                    Timothy M. Gisriel
                                    Chief Financial Officer
                                    Brown Healthcare, Inc.
                                    Administrative General Partner

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


                                MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                                            LIMITED PARTNERSHIP


DATE:  3/24/03                    By:     /s/   John M. Prugh
                                     John M. Prugh
                                     President and Director
                                     Brown-Healthcare, Inc.
                                     Administrative General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed by the following in the capacities and on the dates indicated.




DATE:   3/24/03                   By:      /s/    John M. Prugh
                                     John M. Prugh
                                     President and Director
                                     Brown-Healthcare, Inc.
                                     Administrative General Partner


DATE:   3/25/03                   By:     /s/   Peter E. Bancroft
                                    Peter E. Bancroft
                                    Vice President and Director
                                    Brown-Healthcare, Inc.
                                    Administrative General Partner


DATE:   3/25/03                   By:    /s/   Terry F. Hall
                                    Terry F. Hall
                                    Secretary
                                    Brown-Healthcare, Inc.
                                    Administrative General Partner


DATE:   3/24/03                   By:     /s/   Timothy M. Gisriel
                                    Timothy M. Gisriel
                                    Treasurer
                                    Brown-Healthcare, Inc.
                                    Administrative General Partner

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

DATE:    3/27/03                      By:     /s/    Robert H. Fish
                                         Robert H. Fish
                                         Chief Executive Officer
                                         Meridian Healthcare Investments, Inc.
                                         Development General Partner



DATE:    3/27/03                      By:    /s/    George V. Hager, Jr.
                                         George V. Hager, Jr.
                                         Vice President and Treasurer
                                         Meridian Healthcare Investments, Inc.
                                         Development General Partner