Form 10-Q
period 2003-03-31
MERIDIAN HEALTHCARE GROWTH & INCOME FUND LTD PARTNERSHIP
filed 2003-05-14
CIK 826682

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


         (Mark One)
         { X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended                March 31, 2003

         {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                     to


         For Quarter Ended March 31, 2003   Commission file number   000-17596

         Meridian Healthcare Growth and Income Fund Limited Partnership
             (Exact Name of Registrant as Specified in its Charter)


                  Delaware                                 52-1549486
          (State or Other Jurisdiction of               (I.R.S. Employer
          Incorporation or Organization)              Identification Number)



         225 East Redwood Street, Baltimore, Maryland         21202
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

                  Yes                            No     X

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                                      INDEX


                                                                       Page No.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS                 2

Part I.  Financial Information


     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets                       3
              Condensed Consolidated Statements of Earnings               4
              Condensed Consolidated Statements of Partners' Capital      5
              Condensed Consolidated Statements of Cash Flows             6
              Notes to Condensed Consolidated Financial Statements      7-9


     Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations        10-12


     Item 3.  Quantitative and Qualitative Disclosures
                 About Market Risk                                       13


    Item 4.   Controls and Procedures13

Part II.   Other Information


     Item 1. through Item 6.                                          13-22

     Signatures                                                          23

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

In addition to these factors and any risks and uncertainties specifically identified in the text surrounding forward-looking statements, any statements in this report or the reports and other documents filed by us with the SEC that warn of risks or uncertainties associated with future results, events or circumstances also identify factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements.

All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as may be required under applicable securities law.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                              March 31,
                                                                                2003          December 31,
                                                                             (Unaudited)           2002
                                                                          ----------------   ---------------
Assets
Current Assets
   Cash and cash equivalents                                              $           922    $          740
   Accounts receivable, net                                                         7,922             7,809
   Estimated third-party payor settlements                                            658               840
   Prepaid expenses and other current assets                                          966               766
                                                                          ----------------   ---------------
       Total current assets                                                        10,468            10,155
                                                                          ----------------   ---------------

Property and equipment, net of accumulated depreciation                            31,144            31,231
                                                                          ----------------   ---------------

Other assets
   Goodwill, net                                                                    4,237             4,237
   Loan acquisition costs, net                                                        415               216
                                                                          ----------------   ---------------
                                                                                    4,652             4,453
                                                                          ----------------   ---------------


       Total assets                                                       $        46,264    $       45,839
                                                                          ================   ===============

Liabilities and Partners' Capital
Current liabilities
   Current portion of long-term debt                                      $           678    $          606
   Line of credit                                                                     227                 -
   Accrued compensation and related costs                                              43                 3
   Accounts payable and other accrued expenses                                      3,420             2,808
   Estimated third party payor settlements                                          2,323             2,527
                                                                          ----------------   ---------------
       Total current liabilities                                                    6,691             5,944
                                                                          ----------------   ---------------

Deferred management fee payable                                                     1,032             1,021
Loan payable to the Development General Partner                                     1,304             1,292
Long-term debt                                                                     22,043            22,271
                                                                          ----------------   ---------------
                                                                                   24,379            24,584
                                                                          ----------------   ---------------

Partners' capital
   General partners                                                                  (163)             (162)
   Assignee limited partners; 1,540,040
     units issued and outstanding                                                  15,357            15,473
                                                                          ----------------   ---------------
       Total partners' capital                                                     15,194            15,311
                                                                          ----------------   ---------------

       Total liabilities and
         partners' capital                                                $        46,264    $       45,839
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


                                                                      Three Months Ended
                                                              ----------------------------------
                                                                  March 31,         March 31,
                                                                    2003              2002
                                                              ----------------   ---------------
Revenues
   Medicaid and Medicare patients                             $        13,086    $       12,534
   Private patients                                                     2,303             2,511
   Investment and other income                                             18                25
                                                              ----------------   ---------------
                                                                       15,407            15,070
                                                              ----------------   ---------------

Expenses
   Operating, including $2,503, and
       $2,504 to related parties                                       13,189            12,053
   Management and administration fees
       to related parties                                                 833               829
   General and administrative                                             102               261
   Depreciation and amortization                                          504               501
   Interest expense                                                       458               592
                                                              ----------------   ---------------
                                                                       15,086            14,236
                                                              ----------------   ---------------

Net earnings                                                  $           321    $          834
                                                              ================   ===============


Net earnings per unit of assignee
   limited partnership interest
   (computed based on 1,540,040
    units)                                                    $          0.21    $         0.54
                                                              ================   ===============




      See accompanying notes to condensed consolidated financial statements

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

             Condensed Consolidated Statements of Partners' Capital
               For the Three Months Ended March 31, 2003 and 2002
                             (Unaudited) (Dollars in
                                   thousands)

                                                                        Assignee
                                                      General            Limited
                                                     Partners           Partners            Total
                                                 ----------------   ----------------   ---------------

Balance at December 31, 2002                     $          (162)   $        15,473            15,311

Net earnings                                                   3                318               321

Distributions to partners                                     (4)              (434)             (438)
                                                 ----------------   ----------------   ---------------

Balance at March 31, 2003                        $          (163)   $        15,357            15,194
                                                 ================   ================   ===============


Balance at December 31, 2001                     $          (153)   $        16,386            16,233

Net earnings                                                   8                826               834

Distributions to partners                                     (8)              (818)             (826)
                                                 ----------------   ----------------   ---------------

Balance at March 31, 2002                        $          (153)   $        16,394            16,241
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

                                                                                2003              2002
                                                                          ----------------   ---------------
Cash flows from operating activities
   Net earnings                                                           $           321    $          834
   Adjustments to reconcile net earnings to net cash
     provided by operating activities
       Depreciation and amortization                                                  504               501
       Minority interest in net earnings of operating partnerships                      2                11
       Increase in loan payable to Development General Partner                         12                13
       Increase in deferred management fee payable                                     11                12
       Change in other assets and liabilities
         Accounts receivable                                                         (113)              351
         Estimated third-party payor settlements                                      (22)              (98)
         Prepaid expenses and other current assets                                   (200)             (147)
         Accrued compensation and related costs                                        40              (238)
         Accounts payable and other accrued expenses                                  610              (716)
                                                                          ----------------   ---------------

Net cash provided by operating activities                                           1,165               523
                                                                          ----------------   ---------------

Cash flows from investing activities -
   additions to property and equipment                                               (389)             (386)
                                                                          ----------------   ---------------


Cash flows from financing activities
   Repayment of long-term debt                                                       (156)             (121)
   Loan acquisition costs                                                            (227)                -
   Line of credit                                                                     227                 -
   Distributions to partners                                                         (438)             (826)
                                                                          ----------------   ---------------

Net cash used in financing activities                                                (594)             (947)
                                                                          ----------------   ---------------

Net (decrease) increase in cash and cash equivalents                                  182              (810)
Cash and cash equivalents
   Beginning of period                                                                740             2,066
                                                                          ----------------   ---------------

   End of period                                                          $           922    $        1,256
                                                                          ================   ===============



     See accompanying notes to condensed consolidated financial statements.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2003
                                   (Unaudited)


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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Fund's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

The Fund has made a number of estimates relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.


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

Transactions with these related parties for the three months ended March 31, 2003 and 2002 are as follows:

                                                   2003              2002

    Management and administration fees        $   833,000        $   829,000
    Drug and medical supplies purchases           909,000            915,000
    Nursing and rehabilitation services         1,594,000          1,589,000
    Interest expense on borrowings                 23,000             21,000

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2003
                                   (Unaudited)


NOTE 2 - RELATED PARTY TRANSACTIONS (Continued)

The Development General Partner loaned the Fund $597,000, as required by the Cash Flow Deficit Guaranty Agreement, to support the operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers during each center's first two years of operations subsequent to the Fund's acquisition of partnership interests. Loans outstanding under an arrangement, including accumulated interest from inception of the loan at 9% per annum, were $1,304,000 at March 31, 2003 and $1,292,000 at December 31, 2002. The Fund is obligated to repay these loans when certain specified financial criteria are met, the most significant of which is the payment of a preferred return to the assignee limited partners as defined in the Fund's partnership agreement.


NOTE 3 - DEBT

The Fund closed its mortgage loan refinancing with a new bank for loans totaling $24,000,000 on June 12, 2000. The renewal terms became effective on June 12, 2000 and provide for a term of five years at an interest rate of 9.75%. Monthly payments of $229,886 are based on a 20-year amortization schedule with a balloon payment due at the end of the 5-year term. Effective February 1, 2003, the Fund amended the existing mortgage. The amendment provides for a term of five years at an interest rate of 6.5%. Monthly payments of $180,242 are based on a 20-year amortization schedule with a mandatory prepayment option at the Bank's discretion during the period between November 1, 2007 through May 1, 2008.

The Fund established a $4,000,000 revolving credit facility with the same lender. As of March 31, 2003, the Fund had borrowed $227,304 under this credit facility to fund financing fees incurred in connection with the amendment of mortgage terms. Borrowings under the credit facility bear interest at a floating rate, which equals the announced commercial prime rate. The bank can renew the credit facility each year for a one-year extention.


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

On December 15, 2000, Congress passed the Benefits Improvement Protection Act that increased the nursing component of federal prospective payment system's rates by 16.7% (approximate) for the period from April 1, 2001 through September 30, 2002. The legislation also changed the 20% add-on to 3 of the 14 rehabilitation resource utilization group categories to a 6.7% add-on to all 14 rehabilitation resource utilization group categories beginning April 1, 2001. The Medicare Part B consolidated billing provision of the Balance Budget Refinement Act was repealed except for Medicare Part B therapy services and the moratorium on the $1,500 therapy caps was extended through calendar year 2002. These changes had a positive impact on operating results.

A number of provisions of the Balanced Budget Refinement Act and the Benefits Improvement and Protection Act enactments, providing additional funding for Medicare participating skilled nursing facilities, expired on September 30, 2002. The expiration of these provisions has reduced the Fund's Medicare per diems per beneficiary, on average, by $34 (the Medicare Cliff). For Federal fiscal year 2003, the Centers for Medicare and Medicaid Services used their discretionary authority to continue the payment add-ons. The recently released proposed Federal Budget for fiscal year 2004 indicates that the Centers for Medicare and Medicaid Services will extend the add-ons described in the previous paragraph for the coming year. It is uncertain as to whether as part of the rule-making process the agency will propose

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2003
                                   (Unaudited)


NOTE 4 - CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES  (Continued)

changes in how the add-ons are applied. Proposed rules are normally released in late April with a 60-day public comment period. By law, final rules for coming fiscal year must be issued by August 1. Effective October 1, 2002, Medicare rates adjusted for the Medicare Cliff were increased by a 2.6% annual market basket adjustment. For the Fund, the net impact of these provisions is estimated to adversely impact annual revenue and operating income by approximately $1.2 million.

The recent economic downturn is having a detrimental effect on state revenues in most jurisdictions. Budget shortfalls range from 4-5% of outlays upwards to 20% of outlays in a handful of states. Historically these budget pressures have translated into reductions in state spending. Given that Medicaid outlays are a significant component of state budgets, the Fund expects continuing cost containment pressures on Medicaid outlays for nursing homes in the states in which it operates. State-specific details are just emerging as state legislatures begin the tasks of approving state budgets.

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

It is not possible to fully quantify the effect of potential legislative or regulatory changes, the administration of such legislation or any other governmental initiatives on the Fund's business. Accordingly, there can be no assurance that the impact of these changes or any future healthcare legislation will not further adversely affect the Fund's business. There can be no assurance that payments under governmental and private third party payor programs will be timely, will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. The Fund's financial condition and results of operations may be affected by the reimbursement process, which in the healthcare industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



Liquidity and Capital Resources

     The Fund closed its mortgage loan refinancing with a new bank for loans totaling $24,000,000 on June 12, 2000. The renewal terms became effective on June 12, 2000 and provide for a term of five years at an interest rate of 9.75%. Monthly payments were based on a 20-year amortization schedule with a balloon payment due at the end of the 5-year term. Effective February 1, 2003, the Fund amended the existing mortgage. The amendment provides for a term of five years at an interest rate of 6.5%. Monthly payments of $180,242 are based on a 20-year amortization schedule with a mandatory prepayment option at the Bank's discretion during the period between November 1, 2007 through May 1, 2008.

     The Fund also has a $4,000,000 line of credit with the same lender under terms similar to the mortgage loan terms described above, except that the line of credit facility requires annual reaffirmation. As of March 31, 2003, the Fund had borrowed $227,304 under this credit facility to fund financing fees incurred in connection with the amendment of mortgage terms, discussed above. The Fund will perform approximately $1 million of non-routine capital improvements to enhance the functionality and marketability of its Maryland centers. The Fund expects to draw on its line of credit facility to fund these improvements, as necessary.

     The Fund's working capital (excluding the current portion of long-term debt) decreased $362,000 to $4,455,000 at March 31, 2003 as compared to $4,817,000 at December 31, 2002. The Fund has sufficient liquid assets and other available credit resources to satisfy its operating expenditures and anticipated routine capital improvements at each of the seven nursing home facilities.

     Cash flow from operating activities was $1,165,000 for the three-month period ended March 31, 2003 as compared to $523,000 for the same period of 2002. This increase in cash flow was due primarily to an increase in accounts payable and accrued expenses resulting from timing of payments, offset by lower earnings due to increased operating expenses at the facilities.

     Cash used in investing activities for the three-month period ended March 31, 2003 was $389,000 and included improvements to the Fund's seven operating facilities. Similar improvements made during the first three months of 2002 were $386,000.

     Cash used in financing activities for the three-month period ended March 31, 2003 included the repayment of long term debt of $156,000 and distributions to partners totaling $438,000.

     The Fund believes that the short-term liquidity needs will be met through expected cash flow from operations and available working capital from the existing revolving credit facility.

     Between 1988 and 1989 the Development General Partner loaned the Fund $597,000 to support operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers during each centers' first two years of operation. Loans outstanding under this arrangement, including interest at 9% per annum, were $1,304,000 at March 31, 2003 and $1,292,000 at December 31, 2002.

     On May 15, 2003 the Fund will make its first quarter 2003 distribution to partners of $583,000, representing a 6% return. Based on operating results through the first quarter and the 2003 budget, the Fund expects a similar distribution throughout the remainder of the year as operations have been affected by reduced Medicare revenues resulting from the expiration of Benefits Improvement and Protection Act and Balanced Budget Refinement Act legislation on September 30, 2002.

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

     A number of provisions of the Balanced Budget Refinement Act and the Benefits Improvement and Protection Act enactments, providing additional funding for Medicare participating skilled nursing facilities, expired on September 30, 2002. The expiration of these provisions has reduced the Fund's Medicare per diems per beneficiary, on average, by $34 (the Medicare Cliff). For Federal fiscal year 2003, the Centers for Medicare and Medicaid Services used their discretionary authority to continue the payment add-ons. The recently released proposed Federal Budget for fiscal year 2004 indicates that the Centers for Medicare and Medicaid Services will extend the add-ons described in the previous paragraph for the coming year. It is uncertain as to whether as part of the rule-making process the agency will propose changes in how the add-ons are applied. Proposed rules are normally released in late April with a 60-day public comment period. By law, final rules for coming fiscal year must be issued by August 1. Effective October 1, 2002, Medicare rates adjusted for the Medicare Cliff were increased by a 2.6% annual market basket adjustment. For the Fund, the net impact of these provisions is estimated to adversely impact annual revenue and operating income by approximately $1.2 million.

     The recent economic downturn is having a detrimental effect on state revenues in most jurisdictions. Budget shortfalls range from 4-5% of outlays upwards to 20% of outlays in a handful of states. Historically these budget pressures have translated into reductions in state spending. Given that Medicaid outlays are a significant component of state budgets, the Fund expects continuing cost containment pressures on Medicaid outlays for nursing homes in the states in which it operates. State-specific details are just emerging as state legislatures begin the tasks of approving state budgets.

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

     It is not possible to fully quantify the effect of potential legislative or regulatory changes, the administration of such legislation or any other governmental initiatives on the Fund's business. Accordingly, there can be no assurance that the impact of these changes or any future healthcare legislation will not further adversely affect the Fund's business. There can be no assurance that payments under governmental and private third party payor programs will be timely, will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to patients eligible for reimbursement pursuant to such programs. The Fund's financial condition and results of operations may be affected by the reimbursement process, which in the healthcare industry is complex and can involve lengthy delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

Results of Operations

     Net earnings for the Fund were $321,000 for the three months ended March 31, 2003 as compared to $834,000 for the same period in fiscal year 2002. The decrease in earnings is primarily due to an increase in operating costs partially offset by lower administrative costs and an increase in Medicaid and Medicare patients revenue.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

               Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of Operations (continued)

     Overall revenues of $15,407,000 increased $337,000 or 2.2% for the three months ended March 31, 2003 compared to the same period in fiscal year 2002. The increase in revenue is primarily due to an increase in Medicaid revenue. Medicaid and Medicare patient revenues increased $552,000 to $13,086,000 for the first quarter of 2003 compared to the first quarter of fiscal year 2002. Medicaid revenue for the three months ended March 31, 2003 increased $518,000 compared to the same period in the prior year. This increase is primarily due to an overall Medicaid rate increase of approximately 6.5%. Medicare revenue of $3,992,000 increased $34,000 or .9% for the three month period ended March 31, 2003 compared to the same period in fiscal year 2002. The increase in Medicare revenue is due to a growth in the Medicare census, which is partially offset by lower rates. The average daily Medicare census increased twelve customers per day or 9.5% to 140 for the three months ended March 31, 2003 as compared to the same period in the prior year.

     First quarter 2003 expenses of $15,086,000 increased $850,000 or 6.0% from $14,236,000 for the three months ended March 31, 2002.

     Operating expenses increased $1,136,000 or 9.4% in the first quarter of 2003 as compared to the same period in fiscal year 2002. This increase is primarily due to the increased cost of nursing services, bad debt expense and ancillary costs. Nursing costs increased $515,000 for the three months ended March 31, 2003 as compared to the same period in fiscal year 2002. Nursing salaries and benefits increased $543,000, which was partially offset by a decrease in the utilization of temporary nurse staffing. Bad debt expense of $317,000 increased $182,000 for the three month period ended March 31, 2003 compared to the same period in fiscal year 2002. Ancillary costs increased $269,000 or 16.2% in the first quarter of 2003 as compared to the same period in fiscal year 2002, which is attributable to the 9.5% increase in the average daily Medicare census. The remaining increase in operating costs is due to general inflationary cost increases.

     General and administrative expenses decreased $159,000 or 60.9% in the first quarter of 2003 as compared to the same period in fiscal year 2002. This decrease is primarily due to a change in New Jersey regulations which resulted in a $190,000 reduction of a filing fee expense recognized in the fiscal year 2002. Partially offsetting the reduction in the filing fee were higher legal and consulting expenses and general inflationary cost increases.

     Interest expense of $458,000 decreased $134,000 or 22.6% for the three months ended March 31, 2003 as compared to the same period in the prior year. This is due to restructuring of the term loan effective February 1, 2003 reducing the interest rate from 9.75% to 6.5%.


Critical Accounting Policies

     We consider an accounting policy to be critical if it is important to our financial condition and results, and requires significant judgment and estimates on the part of management in its application. Our critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision. Application of the critical accounting policies requires management's significant judgments, often as the result of the need to make estimates of matters that are inherently uncertain. If actual results were to differ materially from the estimates made, the reported results could be materially affected. We believe that the following represents our critical accounting policies, which are described in our most recent Annual Report on Form 10-K:

o        Allowance for Doubtful Accounts
o        Revenue Recognition

       During the current quarter, we did not make any material changes to our estimates or methods by which estimates are derived with regard to our critical accounting policies.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                          PART I. FINANCIAL INFORMATION


Item 3.     Quantitative and Qualitative Disclosures About Market Risk

     The Fund has exposure to changing interest rates and is currently not engaged in hedging activities. Interest on the Fund's $22.9 million mortgage was at a fixed rate of 9.75% through January 31, 2003. Effective February 1, 2003 the Fund's mortgage is at a fixed rate of 6.5%.


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

b) Reports on Form 8-K: None

                                                             Exhibit 99.1


                   MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                               LIMITED PARTNERSHIP

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the filing of Meridian Healthcare Growth and Income Fund Limited Partnership's (the "Fund") Report on Form 10-Q for the period ending March 31, 2003 with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert H. Fish, the Chief Executive Officer of Meridian Healthcare Investments, Inc., Development General Partner of the Fund, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.




Date:      5/13/03                  By:   /s/   Robert H. Fish
                                     Robert H. Fish
                                     Chief Executive Officer
                                     Meridian Healthcare Investments, Inc.
                                     Development General Partner

                                                              Exhibit 99.2



                   MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                               LIMITED PARTNERSHIP

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002





In connection with the filing of Meridian Healthcare Growth and Income Fund Limited Partnership's (the "Fund") Report on Form 10-Q for the period ending March 31, 2003 with the Securities and Exchange Commission on the date hereof (the "Report"), I, George V. Hager, Jr., the Chief Financial Officer of Meridian Healthcare Investments, Inc., Development General Partner of the Fund, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.




Date:     5/13/03                   By:  /s/   George V. Hager, Jr.
                                      George V. Hager, Jr.
                                      Chief Financial Officer
                                      Meridian Healthcare Investments, Inc.
                                      Development General Partner

                                                               Exhibit 99.3


                   MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                               LIMITED PARTNERSHIP

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the filing of Meridian Healthcare Growth and Income Fund Limited Partnership's (the "Fund") Report on Form 10-Q for the period ending March 31, 2003 with the Securities and Exchange Commission on the date hereof (the "Report"), I, John M. Prugh, the Chief Executive Officer of Brown Healthcare, Inc., Administrative General Partner of the Fund, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.





Date:  5/14/03                  By:   /s/    John M. Prugh
                                    John M. Prugh
                                    Chief Executive Officer
                                    Brown Healthcare, Inc.
                                    Administrative General Partner

                                                              Exhibit 99.4


                   MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                               LIMITED PARTNERSHIP

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the filing of Meridian Healthcare Growth and Income Fund Limited Partnership's (the "Fund") Report on Form 10-Q for the period ending March 31, 2003 with the Securities and Exchange Commission on the date hereof (the "Report"), I, Timothy M. Gisriel, the Chief Financial Officer of Brown Healthcare, Inc., Administrative General Partner of the Fund, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.





Date:  5/14/03                     By:  /s/   Timothy M. Gisriel
                                        Timothy M. Gisriel
                                        Chief Financial Officer
                                        Brown Healthcare, Inc.
                                        Administrative General Partner

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



     Date:     5/13/03                    By:  /s/     Robert H. Fish
                                            Robert H. Fish
                                            Chief Executive Officer
                                            Meridian Healthcare Investments,Inc.
                                            Development General Partner

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



     Date:  5/13/03                      By:     /s/  George V. Hager, Jr.
                                           George V. Hager, Jr.
                                           Chief Financial Officer
                                           Meridian Healthcare Investments, Inc.
                                           Development General Partner

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



     Date:  5/14/03                         By:   /s/    John M. Prugh
                                                 John M. Prugh
                                                 Chief Executive Officer
                                                 Brown Healthcare, Inc.
                                                 Administrative General Partner

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



     Date:    5/14/03                       By:   /s/   Timothy M. Gisriel
                                                 Timothy M. Gisriel
                                                 Chief Financial Officer
                                                 Brown Healthcare, Inc.
                                                 Administrative General Partner

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


                                  MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                                                  LIMITED PARTNERSHIP




DATE:   05/14/03                   By:   /s/  John M. Prugh
                                      John M. Prugh
                                      President and Director
                                      Brown-Healthcare, Inc.
                                      Administrative General Partner




DATE:   05/14/03                   By:  /s/  Timothy M. Gisriel
                                       Timothy M. Gisriel
                                       Treasurer
                                       Brown Healthcare, Inc.
                                       Administrative General Partner