Form 10-Q
period 2003-06-30
MERIDIAN HEALTHCARE GROWTH & INCOME FUND LTD PARTNERSHIP
filed 2003-08-13
CIK 826682

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


         (Mark One)
         { X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended                June 30, 2003

         {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                     to


   For Quarter Ended     June 30, 2003       Commission file number   000-17596

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

                             Yes                            No     X

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                                      INDEX


                                                                        Page No.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS                      2

Part I.  Financial Information


     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets                            3
              Condensed Consolidated Statements of Earnings                    4
              Condensed Consolidated Statements of Partners' Capital           5
              Condensed Consolidated Statements of Cash Flows                  6
              Notes to Condensed Consolidated Financial Statements           7-9


     Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations             10-13


     Item 3.  Quantitative and Qualitative Disclosures
                 About Market Risk                                            14


    Item 4.   Controls and Procedures14

Part II.   Other Information


     Item 1. through Item 6.                                               14-21

     Signatures                                                               22

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP



            Cautionary Statement Regarding Forward Looking Statements

Statements made in this report, and in our other public filings, which are not historical facts contain "forward-looking" statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties and are subject to change at any time. These forward-looking statements may include, but are not limited to:

o certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations," such as our ability to meet our liquidity needs, scheduled debt and interest payments and expected future capital expenditure requirements and the expected effects of government regulation on reimbursement for services provided; and

o certain statements in the Notes to Condensed Consolidated Financial Statements (Unaudited).

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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                  June 30,
                                                                    2003          December 31,
                                                                 (Unaudited)
2002
                                                            ----------------   ---------------
Assets
Current Assets
   Cash and cash equivalents                                  $           816    $          740
   Accounts receivable, net                                             7,612             7,809
   Estimated third-party payor settlements                                483               840
   Prepaid expenses and other current assets                              776               766
                                                              ----------------   ---------------
       Total current assets                                             9,687            10,155
                                                              ----------------   ---------------

Property and equipment, net of accumulated depreciation                30,919            31,231
                                                              ----------------   ---------------

Other assets
   Goodwill, net                                                        4,237             4,237
   Loan acquisition costs, net                                            383               216
                                                              ----------------   ---------------
                                                                        4,620             4,453
                                                              ----------------   ---------------


       Total assets                                           $        45,226    $       45,839
                                                              ================   ===============

Liabilities and Partners' Capital
Current liabilities
   Current portion of long-term debt                          $           689    $          606
   Line of credit                                                         227                 -
   Accrued compensation and related costs                                 103                 3
   Accounts payable and other accrued expenses                          2,730             2,808
   Estimated third party payor settlements                              2,265             2,527
                                                              ----------------   ---------------
       Total current liabilities                                        6,014             5,944
                                                              ----------------   ---------------

Deferred management fee payable                                         1,042             1,021
Loan payable to the Development General Partner                         1,317             1,292
Long-term debt                                                         21,864            22,271
                                                              ----------------   ---------------
                                                                       24,223            24,584
                                                              ----------------   ---------------

Partners' capital
   General partners                                                      (165)             (162)
   Assignee limited partners; 1,540,040
     units issued and outstanding                                      15,154            15,473
                                                              ----------------   ---------------
       Total partners' capital                                         14,989            15,311
                                                              ----------------   ---------------

       Total liabilities and
         partners' capital                                    $        45,226    $       45,839
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

                                                            Three Months Ended                    Six Months Ended
                                                   ----------------------------------   ----------------------------------

                                                        June 30,          June 30,           June 30,          June 30,
                                                          2003              2002               2003              2002
                                                    ---------------   ----------------   ----------------   ---------------

Revenues
   Medicaid and Medicare patients                   $       13,299    $        13,105    $        26,385    $       25,638
   Private patients                                          2,027              2,292              4,330             4,802
   Investment and other income                                  17                 29                 35                54
                                                    ---------------   ----------------   ----------------   ---------------
                                                            15,343             15,426             30,750            30,494
                                                    ---------------   ----------------   ----------------   ---------------

Expenses
   Operating, including $2,486, $2,776, $4,989
       and $5,281 to related parties, respectively          12,973             12,704             26,162            24,757
   Management and administration fees
       to related parties                                      800                853              1,633             1,682
   General and administrative                                  273                284                375               542
   Depreciation and amortization                               521                507              1,025             1,008
   Interest expense                                            398                595                856             1,187
                                                    ---------------   ----------------   ----------------   ---------------
                                                            14,965             14,943             30,051            29,176
                                                    ---------------   ----------------   ----------------   ---------------

Net earnings                                        $          378    $           483    $           699    $        1,318
                                                    ===============   ================   ================   ===============


Net earnings per unit of assignee
   limited partnership interest
   (computed based on 1,540,040
    units)                                          $         0.24    $          0.31    $          0.45    $         0.85
                                                    ===============   ================   ================   ===============


      See accompanying notes to condensed consolidated financial statements

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
             Condensed Consolidated Statements of Partners' Capital
                 For the Six Months Ended June 30, 2003 and 2002
                                   (Unaudited)
                             (Dollars in thousands)


                                                                        Assignee
                                                General            Limited
                                               Partners           Partners            Total
                                           ----------------   ----------------   ---------------

Balance at December 31, 2002               $          (162)   $        15,473            15,311

Net earnings                                             7                692               699

Distributions to partners                              (10)            (1,011)           (1,021)
                                           ----------------   ----------------   ---------------

Balance at June 30, 2003                   $          (165)   $        15,154            14,989
                                           ================   ================   ===============





Balance at December 31, 2001               $          (153)   $        16,386            16,233

Net earnings                                            13              1,305             1,318

Distributions to partners                              (17)            (1,636)           (1,653)
                                           ----------------   ----------------   ---------------

Balance at June 30, 2002                   $          (157)   $        16,055            15,898
                                           ================   ================   ===============






      See accompanying notes to condensed consolidated financial statements

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMTIED PARTNERSHIP
                 Condensed Consolidated Statements of Cash Flows
                        For the Six Months Ended June 30,
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                 2003              2002
                                                                          ----------------   ---------------
Cash flows from operating activities
   Net earnings                                                            $           699    $        1,318
   Adjustments to reconcile net earnings to net cash
     provided by operating activities
       Depreciation and amortization                                                 1,025             1,008
       Minority interest in net earnings of operating partnerships                       6                12
       Increase in loan payable to Development General Partner                          25                26
       Increase in deferred management fee payable                                      21                22
       Change in other assets and liabilities
         Accounts receivable                                                           191             1,183
         Estimated third-party payor settlements                                        95              (310)
         Prepaid expenses and other current assets                                     (10)              (95)
         Accrued compensation and related costs                                        100             2,584
         Accounts payable and other accrued expenses                                   (78)           (1,364)
                                                                           ----------------   ---------------

Net cash provided by operating activities                                            2,074             4,384
                                                                           ----------------   ---------------

Cash flows from investing activities -
   additions to property and equipment                                                (653)             (715)
                                                                           ----------------   ---------------


Cash flows from financing activities
   Repayment of long-term debt                                                        (324)             (239)
   Loan acquisition costs                                                             (227)                -
   Borrowings under line of credit                                                     227                 -
   Distributions to partners                                                        (1,021)           (1,653)
                                                                           ----------------   ---------------

Net cash used in financing activities                                               (1,345)           (1,892)
                                                                           ----------------   ---------------

Net increase in cash and cash equivalents                                               76             1,777
Cash and cash equivalents
   Beginning of period                                                                 740             2,066
                                                                           ----------------   ---------------

   End of period                                                           $           816    $        3,843
                                                                           ================   ===============




     See accompanying notes to condensed consolidated financial statements.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP



              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)

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

Transactions with these related parties for the three and six months ended June 30, 2003 and 2002 are as follows:

                                                    Three Months Ended                   Six Months Ended
                                             June 30, 2003     June 30, 2002     June 30, 2003     June 30, 2002

    Management and administration fees         $ 800,000         $ 853,000         $1,633,000       $1,682,000
    Drug and medical supplies purchases          813,000         1,081,000          1,722,000        1,997,000
    Nursing and rehabilitation services        1,673,000         1,695,000          3,267,000        3,284,000
    Interest expense on borrowings                23,000            23,000             46,000           44,000


         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)

NOTE 2 - RELATED PARTY TRANSACTIONS (Continued)

The Development General Partner loaned the Fund $597,000, as required by the Cash Flow Deficit Guaranty Agreement, to support the operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers during each center's first two years of operations subsequent to the Fund's acquisition of partnership interests. Loans outstanding under this arrangement, including accumulated interest from inception of the loan at 9% per annum, were $1,317,000 at June 30, 2003 and $1,292,000 at December 31, 2002. The Fund is obligated to repay these loans when certain specified financial criteria are met, the most significant of which is the payment of a preferred return to the assignee limited partners as defined in the Fund's partnership agreement.

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

The Fund established a $4,000,000 revolving credit facility with the same lender. As of June 30, 2003, the Fund had borrowed $227,000 under this credit facility to fund financing fees incurred in connection with the amendment of mortgage terms. Borrowings under the credit facility bears interest at a floating rate, which equals the announced commercial prime rate. The bank can renew the credit facility each year for a one-year extension.

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

On December 15, 2000, Congress passed the Benefits Improvement Protection Act that increased the nursing component of the federal prospective payment system's rates by 16.7% (approximate) for the period from April 1, 2001 through September 30, 2002. The legislation also changed the 20% add-on to 3 of the 14 rehabilitation resource utilization group categories to a 6.7% add-on to all 14 rehabilitation resource utilization group categories beginning April 1, 2001. The Medicare Part B consolidated billing provision of the Balance Budget Refinement Act was repealed except for Medicare Part B therapy services and the moratorium on the $1,500 therapy caps was extended through calendar year 2002. These changes had a positive impact on operating results.

         A number of provisions of the Balance Budget Refinement Act and the Benefits Improvement and Protection Act enactments, providing additional funding for Medicare participating skilled nursing facilities, expired on September 30, 2002 (the Skilled Nursing Facility Medicare Cliff). Effective October 1, 2002, Medicare rates adjusted for the Skilled Nursing Facility Medicare Cliff were increased by a 2.6% annual market basket adjustment. For the Fund, the net impact of these provisions is estimated to adversely impact annual revenue beginning October 1, 2002 by approximately $1.2 million.

         On August 4, 2003, the Centers for Medicare & Medicaid Services (CMS) published in the Federal Register the final fiscal year 2004 skilled nursing facility prospective payment system rules effective October 1, 2003. The final rules make two significant enhancements to the market basket adjusting the fiscal year 2004 base rates by 6.26% (3% increase in the annual update factor and a 3.26% upward adjustment correcting for previous forecast errors). These two changes are estimated to increase Medicare payment rates per patient day by $19. The final rules also provide for the continuation through fiscal year 2004 of certain payment add-ons which were authorized in the Balanced Budget Refinement Act of 1999 to compensate for non-therapy ancillaries.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)

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

     The Fund also has a $4,000,000 line of credit with the same lender under terms similar to the mortgage loan terms described above, except that the line of credit facility requires annual reaffirmation. As of June 30, 2003, the Fund had borrowed $227,000 under this credit facility to fund financing fees incurred in connection with the amendment of mortgage terms, discussed above. The Fund will perform approximately $1 million of non-routine capital improvements to enhance the functionality and marketability of its Maryland centers. The Fund expects to draw on its line of credit facility to fund these improvements, as necessary.

     The Fund's working capital (excluding the current portion of long-term debt) decreased $455,000 to $4,362,000 at June 30, 2003 as compared to $4,817,000 at December 31, 2002. The Fund has sufficient liquid assets and other available credit resources to satisfy its operating expenditures and anticipated routine capital improvements at each of the seven nursing home facilities.

     Cash flow from operating activities was $2,074,000 for the six-month period ended June 30, 2003 as compared to $4,384,000 for the same period of 2002. This decrease in cash flow was due primarily to decreased accounts receivable collections and lower accrued compensation and related costs, offset by lower payments of accounts payable and other accrued expenses resulting from timing of payments.

     Cash used in investing activities for the six-month period ended June 30, 2003 was $653,000 and included improvements to the Fund's seven operating facilities. Similar improvements made during the first six months of 2002 were $715,000.

     Cash used in financing activities for the six-month period ended June 30, 2003 was $1,345,000 and included the repayment of long term debt of $324,000 and distributions to partners totaling $1,021,000.

     The Fund believes that the short-term liquidity needs will be met through expected cash flow from operations and available working capital from the existing revolving credit facility.

     Between 1988 and 1989 the Development General Partner loaned the Fund $597,000 to support operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers during each centers' first two years of operation. Loans outstanding under this arrangement, including interest at 9% per annum, were $1,317,000 at June 30, 2003 and $1,292,000 at December 31, 2002.

     On August 15, 2003 the Fund will make its second quarter 2003 distribution to partners of $583,000, representing a 6% return. Based on operating results through the second quarter and the outlook for the final two quarters of 2003, the Fund expects a similar distribution throughout the remainder of the year.

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

     A number of provisions of the Balance Budget Refinement Act and the Benefits Improvement and Protection Act enactments, providing additional funding for Medicare participating skilled nursing facilities, expired on September 30, 2002 (the Skilled Nursing Facility Medicare Cliff). Effective October 1, 2002, Medicare rates adjusted for the Skilled Nursing Facility Medicare Cliff were increased by a 2.6% annual market basket adjustment. For the Fund, the net impact of these provisions is estimated to adversely impact annual revenue beginning October 1, 2002 by approximately $1.2 million.

     On August 4, 2003, the Centers for Medicare & Medicaid Services (CMS) published in the Federal Register the final fiscal year 2004 skilled nursing facility prospective payment system rules effective October 1, 2003. The final rules make two significant enhancements to the market basket adjusting the fiscal year 2004 base rates by 6.26% (3% increase in the annual update factor and a 3.26% upward adjustment correcting for previous forecast errors). These two changes are estimated to increase Medicare payment rates per patient day by $19. The final rules also provide for the continuation through fiscal year 2004 of certain payment add-ons which were authorized in the Balanced Budget Refinement Act of 1999 to compensate for non-therapy ancillaries.

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

Results of Operations

    Three Months Ended June 30, 2003 versus Three Months Ended June 30, 2002

     Net earnings for the Fund were $378,000 for the three months ended June 30, 2003 as compared to $483,000 for the same period in fiscal year 2002. The decrease in earnings is primarily due to a decrease in Private patient revenue and increased operating costs, offset partially by a decrease in interest expense.

     Overall revenues of $15,343,000 decreased $83,000 or .5% for the three months ended June 30, 2003 compared to the same period in fiscal year 2002. The decrease in revenue is primarily due to a decrease in revenues from Private patients of $265,000, which is due to a decline in the private census. The average daily Private census decreased 22 customers or 24.6% for the three months ended June 30, 2003 as compared to the same period in the prior year. Partially offsetting the decrease in Private patient revenue is an increase in Medicaid and Medicare patients revenue. Medicaid and Medicare revenue increased $194,000 for the three months ended June 30, 2003 compared to the same period in the prior year. The growth in revenue is primarily due to an overall Medicaid rate increase of approximately 5.9% driven primarily by the four Maryland centers, which received their annual Medicaid rate adjustment in July 2002.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of Operations (continued)

       Second quarter 2003 expenses of $14,965,000 increased $22,000 or .15% from the three months ended June 30, 2002.

     Operating expenses increased $269,000 or 2.1% in the second quarter of 2003 as compared to the same period in fiscal year 2002. This increase is primarily due to the increased costs of nursing services and property and liability insurance. Nursing costs increased $192,000 for the three months ended June 30, 2003 as compared to the same period in fiscal year 2002. This increase is primarily due to inflationary increases in salary, wages, and employee benefits. Property and Liability insurance increased $66,000 for the three months ended June 30, 2003 as compared to the same period in fiscal year 2002 due to the annual rate increase effective June. The remaining increase in operating costs is due to general inflationary cost increases.

     Management and administrative fees of $800,000 decreased $53,000 or approximately 6.2% for the second quarter 2003 compared to the same period in fiscal year 2002. This decrease is due to a decrease in the management fee expense, which is calculated at 5% of the Fund's net revenues.

     Interest expense decreased $197,000 for the three months ended June 30, 2003 as compared to the same period in fiscal year 2002. This decrease in interest expense is due to the reduction of the interest rate from 9.75% to 6.5% effective February 1, 2003.

      Six Months Ended June 30, 2003 versus Six Months Ended June 30, 2002

     Net earnings for the Fund were $699,000 for the six months ended June 30, 2003 as compared to $1,318,000 for the same period in fiscal year 2002, representing a decrease of $619,000 or 47.0%.

     Overall revenues of $30,750,000 increased $256,000 or .84% for the six months ended June 30, 2003 as compared to the same period in fiscal year 2002. This increase in revenue is primarily due to increases in revenue from Medicaid and Medicare patients. Medicaid and Medicare revenue increased $747,000 to $26,385,000 for the six month period ended June 30, 2003 compared to the same period in 2002. Medicaid revenue for the six months ended June 30, 2003 increased $1,042,000 compared to the same period in the prior year. This increase is primarily due to an overall Medicaid rate increase of approximately 6.2% driven primarily by the four Maryland centers, which received their annual Medicaid rate adjustment in July 2002. Medicare revenue decreased $295,000 or 3.6% for the six month period ended June 30, 2003 compared to the same period in fiscal year 2002. This decrease is primarily due to a reduction of rates. Private patient revenue decreased $472,000 to $4,330,000 for the six months ended June 30, 2003 as compared to the same period in 2002. This decrease is due to a decline in the census. The Private average daily census for the six months ended June 30, 2003 decreased 19.3% or 18 customers compared to the same period in fiscal year 2002.

     Overall expenses increased $875,000 or 3.0% to $30,051,000 for the six months ended June 30, 2003 as compared to $29,176,000 for the same period in fiscal year 2002.

     Operating expenses increased $1,405,000 or 5.7% to $26,162,000 for the six months ended June 30, 2003 as compared to the same period in fiscal year 2002. This increase is primarily due to the increased cost of nursing services, ancillary costs, and property and liability insurance. Nursing costs increased $708,000 for the six months ended June 30, 2003 as compared to the same period in fiscal year 2002. This increase is primarily due to increases in salary, wages, employee benefits, and supplies which is partially offset by a decrease in the cost of temporary nurse staffing. Salary, wage, benefits, and supplies for nursing increased $1,038,000, while temporary nurse staffing expense decreased $330,000 for the six months ended June 30, 2003 as compared to the same period in fiscal year 2002. Ancillary expenses for the six months ended June 30, 2003 increased $271,000 or 7.7 % compared to the same period in fiscal year 2002, which is attributable to the 3.1% increase in the average daily Medicare census. Property and liability insurance increased $130,000 for the six months ended June 30, 2003 as compared to the same period in fiscal year 2002 due to the annual rate increase effective June. The remaining increase in operating costs is due to general inflationary cost increases.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of Operations (continued)

     Interest expense decreased $331,000 for the six months ended June 30, 2003 as compared to the same period in fiscal year 2002. The decrease in interest expense is due to the reduction of the interest rate from 9.75% to 6.5% effective February 1, 2003.

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

Item 5.     Other Information

                  Inapplicable

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP



Item 6.     Exhibits and Reports on Form 8-K

a) Exhibits

   Exhibit 31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   Exhibit 31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   Exhibit 31.3 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   Exhibit 31.4 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K: None

                                                                  Exhibit 31.1

                   MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                               LIMITED PARTNERSHIP

                  Certification of Principal Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Robert H. Fish, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Meridian Healthcare Growth and Income Fund Limited Partnership;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures [as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)] for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


     Date:    8/8/03               By:       /s/ Robert H. Fish
                                          Robert H. Fish
                                          Chief Executive Officer
                                          Meridian Healthcare Investments, Inc.
                                          Development General Partner

                                                                    Exhibit 31.2

                   MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                               LIMITED PARTNERSHIP

                  Certification of Principal Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, George V. Hager, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Meridian Healthcare Growth and Income Fund Limited Partnership;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures [as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)] for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


     Date:      8/8/03             By:    /s/  George V. Hager, Jr.
                                           George V. Hager, Jr.
                                           Chief Financial Officer
                                           Meridian Healthcare Investments, Inc.
                                           Development General Partner

                                                                    Exhibit 31.3

                   MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                               LIMITED PARTNERSHIP

                  Certification of Principal Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, John M. Prugh, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Meridian Healthcare Growth and Income Fund Limited Partnership;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures [as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)] for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


     Date:    8/12/03               By:    /s/  John M. Prugh
                                        John M. Prugh
                                        Chief Executive Officer
                                        Brown-Healthcare, Inc.
                                        Administrative General Partner

                                                                    Exhibit 31.4

                   MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                               LIMITED PARTNERSHIP

                  Certification of Principal Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Timothy M. Gisriel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Meridian Healthcare Growth and Income Fund Limited Partnership;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures [as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)] for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


     Date:     8/12/03            By:    /s/  Timothy M. Gisriel
                                          Timothy M. Gisriel
                                          Chief Financial Officer
                                          Brown-Healthcare, Inc.
                                          Administrative General Partner

                                                                    Exhibit 32.1


                   MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                               LIMITED PARTNERSHIP

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the filing of Meridian Healthcare Growth and Income Fund Limited Partnership's (the "Fund") Quarterly Report on Form 10-Q for the period ending June 30, 2003 with the Securities and Exchange Commission on the date hereof (the "Report"), We certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Fund.




Date:    8/8/03                By: /s/  Robert H. Fish
                                   Robert H. Fish
                                   Chief Executive Officer
                                   Meridian Healthcare Investments, Inc.
                                   Development General Partner


Date:    8/8/03                By:  /s/  George V. Hager, Jr.
                                   George V. Hager, Jr.
                                   Chief Financial Officer
                                   Meridian Healthcare Investments, Inc.
                                   Development General Partner

                                                                    Exhibit 32.2


                   MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                               LIMITED PARTNERSHIP

                            CERTIFICATION PURSUANT TO
                                18 U.S.C.ss.1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the filing of Meridian Healthcare Growth and Income Fund Limited Partnership's (the "Fund") Quarterly Report on Form 10-Q for the period ending June 30, 2003 with the Securities and Exchange Commission on the date hereof (the "Report"), We certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Fund.




Date:      8/12/03                  By:     /s/  John M. Prugh
                                        John M. Prugh
                                        Chief Executive Officer
                                        Brown-Healthcare, Inc.
                                        Administrative General Partner


Date:      8/12/03                  By:     /s/  Timothy M. Gisriel
                                        Timothy M. Gisriel
                                        Chief Financial Officer
                                        Brown-Healthcare, Inc.
                                        Administrative General Partner

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


                            MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                                     LIMITED PARTNERSHIP




DATE:      08/12/03                  By: /s/  John M. Prugh
                                     John M. Prugh
                                     President and Director
                                     Brown-Healthcare, Inc.
                                     Administrative General Partner




DATE:      08/12/03                  By: /s/  Timothy M. Gisriel
                                     Timothy M. Gisriel
                                     Treasurer
                                     Brown-Healthcare, Inc.
                                     Administrative General Partner