Form 10-Q
period 2003-09-30
MERIDIAN HEALTHCARE GROWTH & INCOME FUND LTD PARTNERSHIP
filed 2003-11-14
CIK 826682

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


(Mark One)
         { X } QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

         {   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                     to


 For Quarter Ended   September 30, 2003   Commission file number   000-17596

         Meridian Healthcare Growth and Income Fund Limited Partnership
             (Exact Name of Registrant as Specified in its Charter)


         Delaware                                    52-1549486
 (State or Other Jurisdiction of                  (I.R.S. Employer
 Incorporation or Organization)                Identification Number)



 300 East Lombard  Street, Suite 1200  Baltimore, Maryland         21202
        (Address of Principal Executive Offices)                (Zip Code)

       Registrant's Telephone Number, Including Area Code: (410) 727-4083

                225 East Redwood Street Baltimore, Maryland 21202
              (Former Name, Former Address, and Former Fiscal Year,
                         if Changed Since Last Report.)

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

                   Yes                                   No     X

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                                      INDEX


                                                                        Page No.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS                   2

Part I.  Financial Information


     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets                         3
              Condensed Consolidated Statements of Earnings                 4
              Condensed Consolidated Statement of Partners' Capital         5
              Condensed Consolidated Statements of Cash Flows               6
              Notes to Condensed Consolidated Financial Statements        7-9


     Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations          10-13


     Item 3.  Quantitative and Qualitative Disclosures
                 About Market Risk                                         14


    Item 4.   Controls and Procedures14

Part II.   Other Information


     Item 1. through Item 6.                                            14-21

     Signatures                                                            22

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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                              September 30,
                                                                   2003         December 31,
                                                               (Unaudited)          2002
                                                             ---------------   ---------------
Assets
Current Assets
   Cash and cash equivalents                                 $          613    $          740
   Accounts receivable, net                                           7,214             7,809
   Estimated third-party payor settlements                              467               840
   Prepaid expenses and other current assets                            959               766
                                                             ---------------   ---------------
       Total current assets                                           9,253            10,155
                                                             ---------------   ---------------

Property and equipment, net of accumulated depreciation              31,008            31,231
                                                             ---------------   ---------------

Other assets
   Goodwill, net                                                      4,237             4,237
   Loan acquisition costs, net                                          354               216
                                                             ---------------   ---------------
                                                                      4,591             4,453
                                                             ---------------   ---------------

       Total assets                                          $       44,852    $       45,839
                                                             ===============   ===============

Liabilities and Partners' Capital
Current liabilities
   Current portion of long-term debt                         $          701    $          606
   Line of credit                                                       227                 -
   Accrued compensation and related costs                               132                 3
   Accounts payable and other accrued expenses                        2,658             2,808
   Estimated third party payor settlements                            2,122             2,527
                                                             ---------------   ---------------
       Total current liabilities                                      5,840             5,944
                                                             ---------------   ---------------

Deferred management fee payable                                       1,053             1,021
Loan payable to the Development General Partner                       1,330             1,292
Long-term debt                                                       21,685            22,271
                                                             ---------------   ---------------
                                                                     24,068            24,584
                                                             ---------------   ---------------

Partners' capital
   General partners                                                    (166)             (162)
   Assignee limited partners; 1,540,040
     units issued and outstanding                                    15,110            15,473
                                                             ---------------   ---------------
       Total partners' capital                                       14,944            15,311
                                                             ---------------   ---------------

       Total liabilities and
         partners' capital                                   $       44,852    $       45,839
                                                             ===============   ===============



     See accompanying notes to condensed consolidated financial statements.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
                  Condensed Consolidated Statements of Earnings
                                   (Unaudited)
                 (Dollars in thousands except per unit amounts)

                                                          Three Months Ended                  Nine Months Ended
                                                  ---------------------------------   ---------------------------------
                                                    September 30,     September 30,     September 30,     September 30,
                                                        2003              2002              2003              2002
                                                  ---------------   ---------------   ---------------   ---------------
Revenues
   Medicaid and Medicare patients                 $       13,701    $       13,270    $       40,086    $       38,908
   Private patients                                        2,307             2,301             6,637             7,103
   Investment and other income                                20                42                55                96
                                                  ---------------   ---------------   ---------------   ---------------
                                                          16,028            15,613            46,778            46,107
                                                  ---------------   ---------------   ---------------   ---------------

Expenses
   Operating, including $2,391, $2,452, $7,380
       and $7,733 to related parties, respectively        13,329            12,807            39,491            37,564
   Management and administration fees
       to related parties                                    880               861             2,513             2,543
   General and administrative                                346               288               722               830
   Depreciation and amortization                             535               507             1,559             1,515
   Interest expense                                          400               599             1,256             1,786
                                                  ---------------   ---------------   ---------------   ---------------
                                                          15,490            15,062            45,541            44,238
                                                  ---------------   ---------------   ---------------   ---------------

Net earnings                                      $          538    $          551    $        1,237    $        1,869
                                                  ===============   ===============   ===============   ===============

Net earnings per unit of assignee
   limited partnership interest
   (computed based on 1,540,040
    units)                                        $         0.35    $         0.35    $         0.80    $         1.20
                                                  ===============   ===============   ===============   ===============





      See accompanying notes to condensed consolidated financial statements

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
             Condensed Consolidated Statement of Partners' Capital
                           For the Nine Months Ended
                           September 30, 2003 and 2002
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                         Assignee
                                                                        General           Limited
                                                                        Partners          Partners           Total
                                                                    ---------------   ---------------   ---------------

Balance at December 31, 2002                                        $         (162)   $       15,473    $       15,311


Net earnings                                                                    12             1,225             1,237


Distributions to partners                                                      (16)           (1,588)           (1,604)
                                                                    ---------------   ---------------   ---------------

Balance at September 30, 2003                                       $         (166)   $       15,110    $       14,944
                                                                    ===============   ===============   ===============








      See accompanying notes to condensed consolidated financial statements

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMTIED PARTNERSHIP
                 Condensed Consolidated Statements of Cash Flows
                     For the Nine Months Ended September 30,
                                   (Unaudited)
                             (Dollars in thousands)

                                                                               2003              2002
                                                                         ---------------   ---------------
Cash flows from operating activities
   Net earnings                                                          $        1,237    $        1,869
   Adjustments to reconcile net earnings to net cash
     provided by operating activities
       Depreciation and amortization                                              1,559             1,515
       Minority interest in net earnings of operating partnerships                   13                21
       Increase in loan payable to Development General Partner                       38                39
       Increase in deferred management fee payable                                   32                33
       Change in other assets and liabilities
         Accounts receivable                                                        582             1,182
         Estimated third-party payor settlements                                    (32)              147
         Prepaid expenses and other current assets                                 (193)             (349)
         Accrued compensation and related costs                                     129              (198)
         Accounts payable and other accrued expenses                               (150)           (1,686)
                                                                         ---------------   ---------------

Net cash provided by operating activities                                         3,215             2,573
                                                                         ---------------   ---------------

Cash flows from investing activities -
   additions to property and equipment                                           (1,247)           (1,001)
                                                                         ---------------   ---------------

Cash flows from financing activities
   Repayment of long-term debt                                                     (491)             (354)
   Loan acquisition costs                                                          (227)                -
   Borrowings under line of credit                                                  227                 -
   Distributions to partners                                                     (1,604)           (2,479)
                                                                         ---------------   ---------------

Net cash used in financing activities                                            (2,095)           (2,833)
                                                                         ---------------   ---------------

Net decrease in cash and cash equivalents                                          (127)           (1,261)
Cash and cash equivalents
   Beginning of period                                                              740             2,066
                                                                         ---------------   ---------------

   End of period                                                         $          613    $          805
                                                                         ===============   ===============



     See accompanying notes to condensed consolidated financial statements.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


              Notes to Condensed Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)


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

Transactions with these related parties for the three and nine months ended September 30, 2003 and 2002 are as follows:

                                                    Three Months Ended                  Nine Months Ended
                                             Sept. 30, 2003    Sept. 30, 2002    Sept. 30, 2003    Sept. 30, 2002

    Management and administration fees         $ 880,000         $ 861,000         $2,513,000       $2,543,000
    Drug and medical supplies purchases        1,036,000           913,000          2,758,000        2,910,000
    Nursing and rehabilitation services        1,355,000         1,539,000          4,622,000        4,823,000
    Interest expense on borrowings                24,000            24,000             70,000           68,000


         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


              Notes to Condensed Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)


NOTE 2 - RELATED PARTY TRANSACTIONS (Continued)

The Development General Partner loaned the Fund $597,000, as required by the Cash Flow Deficit Guaranty Agreement, to support the operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers during each center's first two years of operations subsequent to the Fund's acquisition of partnership interests. Loans outstanding under this arrangement, including accumulated interest from inception of the loan at 9% per annum, were $1,330,000 at September 30, 2003 and $1,292,000 at December 31, 2002. The Fund is obligated to repay these loans when certain specified financial criteria are met, the most significant of which is the payment of a preferred return to the assignee limited partners as defined in the Fund's partnership agreement.

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

The Fund established a $4,000,000 revolving credit facility with the same lender. As of September 30, 2003, the Fund had borrowed $227,000 under this credit facility to fund financing fees incurred in connection with the amendment of mortgage terms. Borrowings under the credit facility bears interest at a floating rate, which equals the announced commercial prime rate. The bank can renew the credit facility each year for a one-year extension.

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

A number of provisions of the Balance Budget Refinement Act and the Benefits Improvement and Protection Act enactments, providing additional funding for Medicare participating skilled nursing facilities, expired on September 30, 2002 (the Skilled Nursing Facility Medicare Cliff). Effective October 1, 2002, Medicare rates adjusted for the Skilled Nursing Facility Medicare Cliff were increased by a 2.6% annual market basket adjustment. For the Fund, the net impact of these provisions is estimated to adversely impact annual revenue beginning October 1, 2002 by approximately $1.2 million. The expiration of these provisions after considering the 2.6% annual market basket adjustment, has reduced our Medicare per diems per beneficiary, on average, by approximately $24, resulting in reduced revenue of approximately $900 thousand in the Fund's first nine months of fiscal 2003.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

              Notes to Condensed Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)


NOTE 4 - CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES  (Continued)

On August 4, 2003, the Centers for Medicare & Medicaid Services (CMS) published in the Federal Register the final fiscal year 2004 skilled nursing facility prospective payment system rules effective October 1, 2003. The final rules make two significant enhancements to the market basket adjusting base rates by 6.26% (3% increase in the annual update factor and a 3.26% upward adjustment correcting for previous forecast errors). These two changes are estimated to increase Medicare payment rates per patient day by $19. The final rules also provide for the continuation through fiscal year 2004 of certain payment add-ons which were authorized in the Balanced Budget Refinement Act of 1999 to compensate for non-therapy ancillaries.

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

     The Fund also has a $4,000,000 line of credit with the same lender under terms similar to the mortgage loan terms described above, except that the line of credit facility requires annual reaffirmation. As of September 30, 2003, the Fund had borrowed $227,000 under this credit facility to fund financing fees incurred in connection with the amendment of mortgage terms, discussed above. The Fund will perform approximately $1 million of non-routine capital improvements to enhance the functionality and marketability of its Maryland centers. The Fund expects to draw on its line of credit facility to fund these improvements, as necessary.

     The Fund's working capital (excluding the current portion of long-term debt) decreased $703,000 to $4,114,000 at September 30, 2003 as compared to $4,817,000 at December 31, 2002. The Fund has sufficient liquid assets and other available credit resources to satisfy its operating expenditures and anticipated routine capital improvements at each of the seven nursing home facilities.

     Cash flow from operating activities was $3,215,000 for the nine-month period ended September 30, 2003 as compared to $2,573,000 for the same period of 2002. This increase in cash flow was due primarily to lower payments of accounts payable and other accrued expenses resulting from timing of payments offset by decreased accounts receivable collections.

     Cash used in investing activities for the nine-month period ended September 30, 2003 was $1,247,000 and included improvements to the Fund's seven operating facilities. Similar improvements made during the first nine months of 2002 were $1,001,000.

     Cash used in financing activities for the nine-month period ended September 30, 2003 was $2,095,000 and included the repayment of long term debt of $491,000 and distributions to partners totaling $1,604,000.

     The Fund believes that the short-term liquidity needs will be met through expected cash flow from operations and available working capital from the existing revolving credit facility.

     Between 1988 and 1989 the Development General Partner loaned the Fund $597,000 to support operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers during each centers' first two years of operation. Loans outstanding under this arrangement, including interest at 9% per annum, were $1,330,000 at September 30, 2003 and $1,292,000 at December 31, 2002.

     On November 14, 2003 the Fund will make its third quarter 2003 distribution to partners of $583,000, representing a 6% return. Based on operating results through the third quarter and the outlook for the final quarter of 2003, the Fund expects a similar distribution for the fourth quarter.

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

     A number of provisions of the Balance Budget Refinement Act and the Benefits Improvement and Protection Act enactments, providing additional funding for Medicare participating skilled nursing facilities, expired on September 30, 2002 (the Skilled Nursing Facility Medicare Cliff). Effective October 1, 2002, Medicare rates adjusted for the Skilled Nursing Facility Medicare Cliff were increased by a 2.6% annual market basket adjustment. For the Fund, the net impact of these provisions is estimated to adversely impact annual revenue beginning October 1, 2002 by approximately $1.2 million. The expiration of these provisions after considering the 2.6% annual market basket adjustment, has reduced our Medicare per diems per beneficiary, on average, by approximately $24, resulting in reduced revenue of approximately $900 thousand in the Fund's first nine months of fiscal 2003.

     On August 4, 2003, the Centers for Medicare & Medicaid Services (CMS) published in the Federal Register the final fiscal year 2004 skilled nursing facility prospective payment system rules effective October 1, 2003. The final rules make two significant enhancements to the market basket adjusting the base rates by 6.26% (3% increase in the annual update factor and a 3.26% upward adjustment correcting for previous forecast errors). These two changes are estimated to increase Medicare payment rates per patient day by $19. The final rules also provide for the continuation through fiscal year 2004 of certain payment add-ons which were authorized in the Balanced Budget Refinement Act of 1999 to compensate for non-therapy ancillaries.

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

Results of Operations

 Three Months Ended September 30, 2003 vs Three Months Ended September 30, 2002

     Net earnings for the Fund were $538,000 for the three months ended September 30, 2003 as compared to $551,000 for the same period in fiscal year 2002. The decrease in earnings is primarily due to an increase in operating costs, partially offset by an increase in Medicaid revenues.

     Overall revenues of $16,028,000 increased $415,000 or 2.7% for the three months ended September 30, 2003 compared to $15,613,000 for the same period in fiscal year 2002. The increase in revenue is primarily due to a net increase in revenues from Medicaid and Medicare patients of $431,000. Medicaid revenue of $9,703,000 increased $545,000 for the three months ended September 30, 2003 compared to the same period in the prior year. The Medicaid revenue growth is primarily due to overall rate increases, and the settlement of prior period Medicaid audits. Medicaid rates increased 5.6% driven primarily by the four Maryland centers, which received their annual Medicaid rate adjustment in July 2003. Maryland Medicaid settlements for fiscal year 1999 audits were finalized, resulting in increased Medicaid revenue of $358,000. Medicare revenue of $3,998,000 decreased $114,000 or 2.8% for the three month period ended September 30, 2003 compared to the same period in fiscal year 2002. This decrease is primarily due to a reduction of rates. Investment and other income decreased $22,000 due to lower income interest earned.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of Operations (continued)

     Third quarter 2003 expenses of $15,490,000 increased $428,000 or 2.8% from $15,062,000 for the three months ended September 30, 2002.

     Operating expenses increased $522,000 or 4.1% in the third quarter of 2003 as compared to the same period in fiscal year 2002. This increase is primarily due to the increased cost of nursing services and ancillary costs. Nursing costs increased $182,000 for the three months ended September 30, 2003 as compared to the same period in fiscal year 2002. This increase is primarily due to increases in salary, wages, and employee benefits, which is partially offset by a decrease in the cost of temporary nurse staffing. Salary, wage, and benefits expense for nurses increased $610,000, while temporary nurse staffing expense decreased $428,000 for the three months ended September 30, 2003 compared to the same period in fiscal year 2002. Ancillary expenses for the three months ended September 30, 2003 increased $336,000 or 18.7% compared to the same period in fiscal year 2002, which is attributable to the growth in the Medicare census, whose customers have high ancillary usage. The average daily Medicare census increased 5.8% for the three month period ended September 30, 2003 compared to the same period in fiscal year 2002. The remaining increase in operating costs is due to general inflationary cost increases.

     Management and administrative fees of $880,000 increased $19,000 or approximately 2.2% for the third quarter 2003 compared to the same period in fiscal year 2002. This increase is due to an increase in the management fee expense, which is calculated at 5% of the Fund's net revenues.

     General and administrative expenses increased $58,000 or 20.1% in the third quarter of 2003 as compared to the same period in fiscal year 2002. This increase is a result of increased legal, advertising - help wanted, and purchased services, which increased $31,000, $8,000, and $9,000, respectively, over the same period in the prior year. The remaining increase is due to general inflationary cost increases.

     Interest expense decreased $199,000 for the three months ended September 30, 2003 as compared to the same period in fiscal year 2002. The decrease in interest expense is due to the reduction of the interest rate from 9.75% to 6.5% effective February 1, 2003.


  Nine Months Ended September 30, 2003 vs Nine Months Ended September 30, 2002


     Net earnings for the Fund were $1,237,000 for the nine months ended September 30, 2003 as compared to $1,869,000 for the same period in fiscal year 2002, representing a decrease of $632,000 or 33.8 %.

     Overall revenues of $46,778,000 increased $671,000 or 1.5 % for the nine months ended September 30, 2003 compared to $46,107,000 for the same period in fiscal year 2002. This increase in revenue is primarily due to a net increases in revenue from Medicaid and Medicare patients. Medicaid and Medicare revenue increased $1,178,000 to $40,086,000 for the nine month period ended September 30, 2003 compared to the same period in 2002. Medicaid revenue for the nine months ended September 30, 2003 increased $1,587,000 compared to the same period in the prior year. The Medicaid revenue growth is primarily due to overall rate increases, and the settlement of prior period Medicaid audits. Medicaid rates increased 6.3 % driven primarily by the four Maryland centers, which received their annual Medicaid rate adjustment in July 2003. Medicaid settlements for prior year audits were finalized, resulting in increased Medicaid revenue of $503,000. Medicare revenue decreased $409,000 or 3.3% for the nine month period ended September 30, 2003 compared to the same period in fiscal year 2002. This decrease is primarily due to a decrease in the Medicare rate of approximately 6.3% and decreased utilization of Medicare Part B services. Private patient revenue decreased $466,000 to $6,637,000 for the nine months ended September 30, 2003 as compared to the same period in 2002. This decrease is due to a decline in the census, partially offset by higher rates. The Private average daily census for the nine months ended September 30, 2003 decreased 14% or 16 customers compared to the same period in fiscal year 2002.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of Operations (continued)

     Overall expenses increased $1,303,000 or 2.9% to $45,541,000 for the nine months ended September 30, 2003 as compared to $44,238,000 for the same period in fiscal year 2002.

     Operating expenses increased $1,927,000 or 5.1% to $39,491,000 for the nine months ended September 30, 2003 as compared to the same period in fiscal year 2002. This increase is primarily due to the increased cost of nursing services, ancillary costs, and property and liability insurance, which is being partially offset by a decrease in bad debt expense. Nursing costs increased $831,000 for the nine months ended September 30, 2003 as compared to the same period in fiscal year 2002. This increase is primarily due to increases in salary, wages, and employee benefits, which is partially offset by a decrease in the cost of temporary nurse staffing. Salary, wage, and benefits expense for nurses increased $1,590,000, while temporary nurse staffing expense decreased $759,000 for the nine months ended September 30, 2003 compared to the same period in fiscal year 2002. Ancillary expenses for the nine months ended September 30, 2003 increased $607,000 or 11.4 % compared to the same period in fiscal 2002, attributable to the growth and the Medicare census whose customers have high ancillary usage. The average daily Medicare census increased 4.8% for the nine month period ended September 30, 2003 compared to the same period in fiscal year 2002. Property and Liability insurance increased $122,000 for the nine months ended September 30, 2003 as compared to the same period in fiscal year 2002 due to the annual rate increase effective June. Bad debt expense decreased $280,000 or 28.2% for the nine months ended September 30, 2003 as compared to the same period in fiscal year 2002. The remaining increase in operating costs is due to general inflationary cost increases.

     Interest expense decreased $ 530,000 for the nine months ended September 30, 2003 as compared to the same period in fiscal year 2002. This decrease in interest expense is due to the reduction of the interest rate from 9.75% to 6.5% effective February 1, 2003.

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



Date:     11/7/03                     By:      /s/  Robert H. Fish
                                        Robert H. Fish
                                        Chief Executive Officer
                                        Meridian Healthcare Investments, Inc.
                                        Development General Partner

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



Date:    11/07/03                      By:      /s/  George V. Hager, Jr.
                                         George V. Hager, Jr.
                                         Chief Financial Officer
                                         Meridian Healthcare Investments, Inc.
                                         Development General Partner

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



Date:    11/14/03                    By:      /s/  John M. Prugh
                                        John M. Prugh
                                        Chief Executive Officer
                                        Brown-Healthcare, Inc.
                                        Administrative General Partner

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



Date:    11/14/03                     By:      /s/  Timothy M. Gisriel
                                          Timothy M. Gisriel
                                          Chief Financial Officer
                                          Brown-Healthcare, Inc.
                                          Administrative General Partner

                                                               Exhibit 32.1


                   MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                               LIMITED PARTNERSHIP

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the filing of Meridian Healthcare Growth and Income Fund Limited Partnership's (the "Fund") Quarterly Report on Form 10-Q for the period ending September 30, 2003 with the Securities and Exchange Commission on the date hereof (the "Report"), We certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Fund.




Date:    11/07/03                       By:          /s/  Robert H. Fish
                                           Robert H. Fish
                                           Chief Executive Officer
                                           Meridian Healthcare Investments, Inc.
                                           Development General Partner


Date:    11/07/03                        By:        /s/  George V. Hager, Jr.
                                           George V. Hager, Jr.
                                           Chief Financial Officer
                                           Meridian Healthcare Investments, Inc.
                                           Development General Partner

                                                                 Exhibit 32.2


                   MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                               LIMITED PARTNERSHIP

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the filing of Meridian Healthcare Growth and Income Fund Limited Partnership's (the "Fund") Quarterly Report on Form 10-Q for the period ending September 30, 2003 with the Securities and Exchange Commission on the date hereof (the "Report"), We certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Fund.




Date:    11/14/03                       By:      /s/  JohnM. Prugh
                                            John M. Prugh
                                            Chief Executive Officer
                                            Brown-Healthcare, Inc.
                                            Administrative General Partner


Date:    11/14/03                       By:      /s/  Timothy M. Gisriel
                                            Timothy M. Gisriel
                                            Chief Financial Officer
                                            Brown-Healthcare, Inc.
                                            Administrative General Partner

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


                                   MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                                                  LIMITED PARTNERSHIP




DATE:    11/14/03                  By:      /s/  John M. Prugh
                                       John M. Prugh
                                       President and Director
                                       Brown-Healthcare, Inc.
                                       Administrative General Partner




DATE:    11/14/03                  By:     /s/  Timothy M. Gisriel
                                       Timothy M. Gisriel
                                       Treasurer
                                       Brown-Healthcare, Inc.
                                       Administrative General Partner