Form 10-K
period 2003-12-31
MERIDIAN HEALTHCARE GROWTH & INCOME FUND LTD PARTNERSHIP
filed 2004-03-30
CIK 826682

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
{ X }  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
             ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

                Yes                            No     X

     As of December 31, 2003, there were 1,539,000 Units of Assignee Limited Partnership Interests held by non-affiliates of the Registrant. Because there is not an established public trading market for the Units, the aggregate market value of the Units held by non-affiliates of the Registrant cannot be calculated.

                       Documents Incorporated by Reference

The Annual Report for 2003 is incorporated by reference.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP



                                      INDEX




                                                                         Page(s)

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS                      3

Part I.

 Item 1.    Business                                                           4
 Item 2.    Properties                                                       5-6
 Item 3.    Legal Proceedings                                                  7
 Item 4.    Submission of Matters to a Vote of Security Holders                7


Part II.

 Item 5.    Market for Registrant's Common Equity and Related
                   Stockholder Matters                                         7
 Item 6.    Selected Financial Data                                            8
 Item 7.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      8-17
 Item 7a.   Quantitative and Qualitative Disclosures About Market Risk        17
 Item 8.    Financial Statements and Supplementary Data                    17-18
 Item 9.    Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                        18
 Item 9a.   Controls and Procedures                                           18


Part III.

 Item 10.   Directors and Executive Officers of Registrant                 19-20
 Item 11.   Executive Compensation                                            20
 Item 12.   Security Ownership of Certain Beneficial Owners
                   and Management                                             21
 Item 13.   Certain Relationships and Related Transactions                    21
 Item 14.   Principal Accountant Fees and Services                            21


Part IV.

  Item 15.   Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K                                     21-30

             Signatures                                                    31-32

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

         On November 30, 1993, NeighborCare, Inc. (formerly Genesis Health Ventures, Inc.) acquired substantially all of the assets of Meridian Inc., Meridian Healthcare, Inc. and their affiliated entities, including all of the stock of the Development General Partner. The ownership interest in the Development General Partner was transferred to Genesis Healthcare Corporation (Genesis) in connection with the spin off of Genesis from NeighborCare on December 1, 2003. See Item 10. Directors and Executive Officers of Registrant, herein.

         The Fund's sole business is its investment in partnerships which own and operate nursing centers that are healthcare facilities licensed by individual states to provide long-term healthcare within guidelines established by the appropriate state health agencies and as directed by each patient's physician. Healthcare and related services from private pay and other patients and Medicaid and Medicare patients accounted for approximately 99% of revenues during each of the years in the three-year period ended December 31, 2003.

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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


Item 2.  Properties

         The Fund owns Operating Partnership Interests in operating partnerships that own four nursing facilities in the State of Maryland, two nursing facilities in the State of North Carolina, and one nursing facility in New Jersey. The Facilities are described below:

                                                                                      Property & Equipment      Patient
                                                                                      (before depreciation)     Revenues
                                                                                      at December 31, 2003        2003
  Name and Location                       Description                                        (Dollars in Thousands)
 Facility 1.   Hamilton                 A 104-bed nursing facility located on             $ 5,339              $ 6,661
 6040 Harford Road                      1.06 acres, constructed in 1972
 Baltimore City,                        consisting of a "T" shaped two-story
 Maryland                               plus partial basement masonry structure
                                        containing 22,082 square feet.  The
                                        facility contains 104 comprehensive care
                                        beds of which all are Medicare-
                                        certified. There are two private rooms,
                                        15 semi-private rooms, 4 three-person
                                        rooms and 15 four-person rooms.


 Facility 2.                            A 215-bed nursing facility located on              12,245                13,229
 Randallstown                           2.83 acres, constructed in 1971
 9109 Liberty Road                      consisting of a rectangular-shaped
 Randallstown,  Maryland                two-story plus partial basement masonry
                                        structure containing a total of 72,780
                                        square feet.  The facility contains 215
                                        comprehensive care beds of which all
                                        are Medicare-certified. There are 96
                                        semi-private rooms and 23 private rooms.


 Facility 3.   Caton                    A 168-bed nursing facility located on               8,847                10,134
 Manor                                  0.92 acres, constructed in 1972
 3330 Wilkens Avenue                    consisting of an "L" shaped four-story
 Baltimore City,                        plus basement masonry structure
 Maryland                               containing a total of 48,660 square
                                        feet. All 168 beds are comprehensive
                                        care beds and are all
                                        Medicare-certified. All rooms are
                                        semi-private.

                                                                                            8,316                 8,419
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


         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                                                                                      Property & Equipment        Patient
                                                                                      (before depreciation)      Revenues
                                                                                      at December 31, 2003         2003
 Name and Location                           Description                                      (Dollars in Thousands)

Facility 5.  Mooresville                A 160-bed nursing facility located on               6,689               7,450
550 Glenwood Road                       11.38 acres, originally constructed with
Mooresville,                            100 beds in 1988 with a 60-bed addition
North Carolina                          completed in 1992 consisting of a one-
                                        story slab on grade building containing
                                        a total of 47,657 square feet.  The
                                        facility contains 130 beds for skilled
                                        care and intermediate care residents, of
                                        which all are Medicare certified.  There
                                        are 30 beds in the Home for the Aged
                                        (HA) wing. There are 8 private rooms and
                                        76 semi-private rooms.


Facility 6.  Salisbury                  A 180 bed nursing facility located on               6,489               8,879
710 Julian Road                         6.02 acres, originally constructed with
Salisbury,                              120 beds in 1988 with a 60-bed addition
North Carolina                          completed in 1991 consisting of a one-
                                        story slab on grade building containing
                                        a total of 50,500 square feet.  The
                                        facility contains 160 beds for skilled
                                        care and intermediate care residents, of
                                        which all are Medicare certified.  There
                                        are 20 beds in the Home for the Aged
                                        (HA) wing. There are 16 private rooms
                                        and 82 semi-private rooms.


Facility 7.  Woodlands                  A 140-bed nursing facility located on               8,849               8,977
1400 Woodland Avenue                    6.52 acres, constructed in 1989
Plainfield, New Jersey                  consisting of a two-story slab on grade
                                        building containing a total of 54,000
                                        square feet.  The facility contains 120
                                        comprehensive nursing home beds, of
                                        which all are Medicare certified, and
                                        20 residential care beds.  There are 12
                                        private rooms, 46 semi-private rooms
                                        and 9 four-bed rooms.                           ---------           ---------
                                                                                        $  56,774           $  63,749
                                                                                        =========           =========


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


         As of December 31, 2003, there were 1,694 holders of Units of the registrant, owning an aggregate of 1,540,040 Units, including 40 Units held by the Assignor Limited Partner. The Fund made four quarterly distributions totaling approximately $2,187,000 in fiscal year end December 31, 2003 and $3,306,000 in each of the years in the two-year period ended December 31, 2002. See Note 5, "Distributions to Partners and Allocation of Net Earnings", in Item
8. Financial Statements and Supplementary Data, herein.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


Item 6.  Selected Financial Data


                                                                 Years Ended December 31,
                                                2003           2002        2001         2000         1999
                                                    (Dollars in thousands - except per Unit amounts)
Statement of Earnings Data

Net revenue                                   $63,849        $61,920     $59,933      $55,764      $51,278
Net earnings                                    2,326          2,384       2,191        2,282        2,865

Net earnings per assignee Unit-basic        $    1.50      $    1.53   $    1.41    $    1.47    $    1.84


Operating Data

Payor mix (as a percent of revenue):
     Medicaid and Medicare                        85%            84%         83%          80%          84%
     Private                                      15%            16%         17%          20%          16%

Occupancy percentage                            88.2%          89.9%       90.0%        86.2%        87.9%

Patient Days Available                        403,000        403,000     406,000      430,000      429,000


Balance Sheet Data

Total assets                                  $45,323        $45,839     $48,777      $49,398      $48,646
Property and equipment, net of
     accumulated depreciation                  31,207         31,231      31,927       32,934       33,346
Debt, including loan payable to
     Development General Partner               23,786         24,169      24,588       24,964       23,742
Partners' capital                              15,450         15,311      16,233       17,348       18,372

Cash distributions paid per Assignee
     Limited Partner Unit:
     from operations                        $    1.41       $   2.13    $   2.13     $   1.70     $   2.13
     from return of capital                         -              -           -          .43            -
                                            $    1.41       $   2.13    $   2.13     $   2.13     $   2.13



Item 7. Management's Discussion and Analysis of Financial Condition
             and Results of Operations

Liquidity and Capital Resources

         The Fund closed its $24,000,000 mortgage loan refinancing on June 12, 2000. The renewal terms became effective on June 12, 2000 and provided for a term of five years at an interest rate of 9.75%. Monthly payments were based on a 20-year amortization schedule with a balloon payment due at the end of the 5-year term. Effective February 1, 2003, the Fund amended the existing mortgage. The amendment provides for an interest rate of 6.5% for five years. Effective February 1, 2008 and again on February 1, 2013 the interest rate is adjusted to a fixed rate based on the bank's prime rate plus 1/4% or floating rate based on the bank's prime rate at the Fund's option. Monthly payments of $180,242 are based on a 20-year amortization schedule with a mandatory prepayment option at the

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


Item 7. Management's Discussion and Analysis of Financial Condition
             and Results of Operations (continued)

Liquidity and Capital Resources (continued)

Bank's discretion during the period between November 1, 2007 through May 1, 2008 and November 1, 2012 through May 1, 2013.

         The Fund has a $4,000,000 line of credit with the same lender under terms similar to the mortgage loan terms described above, except that the line of credit facility requires annual reaffirmation. As of December 31, 2003, the Fund had borrowed $227,000 under this credit facility to fund financing fees incurred in connection with the amendment of mortgage terms, discussed above.

         The Fund completed approximately $1.2 million of non-routine capital improvements to enhance the functionality and marketability of its Maryland centers in 2003. These improvements were funded from operating cash flow. As a result, the Fund retains the ability to draw on its line of credit facility to fund future improvements, as necessary.

         The Fund's working capital (excluding the current portion of long-term debt) decreased $511,000 to $4,306,000 at December 31, 2003 as compared to $4,817,000 at December 31, 2002. The Fund has sufficient liquid assets and other available credit resources to satisfy its operating expenditures and anticipated routine capital improvements at each of the seven nursing home facilities.

         Cash flow from operating activities was $5,244,000 for the year ended December 31, 2003 as compared to $3,733,000 during 2002. The increase in cash flow was due primarily to favorable Medicaid settlements associated with prior year audits which were finalized during 2003.

         Cash used in investing activities during 2003 was $1,969,000 and included routine improvements to the Fund's seven operating facilities and approximately $1.2 million of non-routine enhancements to the four Maryland facilities. Capital improvements of $1,245,000 and $902,000 were made during 2002 and 2001, respectively.

         Cash flows used in financing activities during 2003 included repayment of long term debt of $661,000 and distributions to partners and minority interests totaling $2,213,000.

         The Fund believes that the short-term liquidity needs will be met through expected cash flow from operations, available working capital and from the existing revolving credit facility.

         Between 1988 and 1999 the Development General Partner loaned the Fund $597,000 to support operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers during each centers' first two years of operation. Loans outstanding under this arrangement, including interest at 9% per annum, were $1,343,000 at December 31, 2003.

         On February 19, 2004 the Fund made its fourth quarter 2003 distribution to partners in the amount of $583,000. This distribution was funded by fourth quarter 2003 operations. During 2003 distributions to partners were funded by operations and working capital of approximately $731,000. While the Fund is monitoring pending Medicaid legislation in both North Carolina and Maryland and evaluating further capital improvement needs at the facilities, based on the existing operating budget we expect to maintain a similar distribution level throughout 2004.

         The major challenge to the Fund in the foreseeable future is to control operating expenses, to maintain a quality mix of patients and to increase the overall census at each of the facilities.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


Item 7. Management's Discussion and Analysis of Financial Condition
             and Results of Operations (continued)

Results of Operations
                   December 31, 2003 versus December 31, 2002

         Overall 2003 revenues of $63,849,000 increased $1,929,000 or 3.1% from the same period in 2002.

         Revenues of $54,310,000 from Medicaid and Medicare patients for the twelve months ended December 31, 2003 increased $2,507,000 or 4.8% from the same period in the prior year. This increase is primarily the result of Medicaid rate increases. Medicaid revenue increased $2,583,000 primarily due to an overall rate increase of approximately 8.6% driven primarily by the four Maryland centers, which received their annual Medicaid rate adjustment in July 2003. Medicaid settlements for prior year audits were finalized, resulting in increased Medicaid revenue of $933,000. Medicare revenue decreased $76,000 due primarily to decreased utilization of Medicare Part B services.

         Revenues from private and other patients decreased $555,000 to $9,439,000 in fiscal year 2003 as compared to $9,994,000 in fiscal year 2002. This decrease is a result of lower private census, which was partially offset by a slight increase in insurance census. Private census made up 8.0 % of the overall census in fiscal year 2003 compared to 9.3% in fiscal year 2002. In fiscal year 2003, insurance census made up 2.4% of the overall census as compared to 2.3% in fiscal year 2002.

         Operating expenses increased $2,874,000 or 5.7 % in fiscal year 2003 as compared to fiscal year 2002. This increase is primarily due to the increased cost of nursing services, ancillary costs, and property and liability insurance. Nursing costs increased $1,407,000 for the twelve months ended December 31, 2003 as compared to the same period in 2002. This increase is primarily due to increases in salary and wages, partially offset by the decreased utilization of temporary nurse staffing. Salary and wage expense for nurses increased $2,624,000, while temporary nurse staffing expense decreased $1,217,000 for the twelve months ended December 31, 2003 compared to the same period in the prior year. Ancillary expenses increased $688,000 or 9.4% for the twelve months ended December 31, 2003 as compared to the same period in 2002. This increase is primarily attributable to the growth in the Medicare census, whose patients have high ancillary usage. The Medicare average daily census increased 3.9 patients or 2.9% for the twelve months ended December 31, 2003 compared to the same period in the prior year. Property and liability insurance increased $170,000 for the twelve months ended December 31, 2003 as compared to the same period in fiscal year 2002 due to the annual rate increase effective June. The remaining increase in operating costs is due to general inflationary cost increases.

         Management and administrative fees increased $77,000 or approximately 2.3% in fiscal year 2003 as compared to fiscal year 2002. This increase is due to an increase in the management fee expense, which is calculated at 5% of the Fund's net revenues.

         General and administrative expenses decreased $324,000 or 23.3% for the twelve months ended December 31, 2003 as compared to the same period in the prior year. This decrease is primarily due to a change in New Jersey regulations which resulted in a $190,000 reduction of a filing fee expense recognized in fiscal year 2002.

         Depreciation and amortization expense increased $91,000 to $2,114,000 for the twelve months ended December 31,2003 compared to the same period in the prior year. This increase is primarily due to an increase in depreciation expense for equipment purchases and an increase in amortization of deferred finance fees due to the amortization of restructuring fees of $227,000 incurred February 1, 2003. Interest expense decreased $ 731,000 for the twelve months ended December 31, 2003 as compared to the same period in fiscal year 2002 due to the reduction of the interest rate from 9.75% to 6.5% effective February 1, 2003.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


Item 7. Management's Discussion and Analysis of Financial Condition
             and Results of Operations (continued)

Results of Operations  (continued)

                   December 31, 2002 versus December 31, 2001

         Overall 2002 revenues of $61,920,000 increased $1,987,000 or 3.3% from the same period in 2001.

         Revenues of $51,803,000 from Medicaid and Medicare patients for the twelve months ended December 31, 2002 increased $2,781,000 or 5.7% from the same period in the prior year. This increase is primarily the result of Medicaid rate increases and an increase in the number of Medicaid days. Medicaid revenue increased $3,378,000 primarily due to an overall rate increase of approximately 6.3% driven primarily by the four Maryland centers, which received their annual Medicaid rate adjustment in July 2002. Medicare revenue decreased $597,000 relating to a decline in the Medicare census. In fiscal year 2002, Medicare census made up 13.3% of the overall census as compared to 13.9% in fiscal year 2001.

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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Contractual Obligations (continued)

We have future obligations for debt repayments. The obligations as of December 31, 2003 are summarized as follows: (in thousands):

                                                              Payments Due by Period
                                             Less than
Contractual Obligation         Total          1 year        1 - 3 years    4 - 5 years      Thereafter
------------------------------------------  ------------   --------------  -------------   -------------

Long-term debt                $22,216,000      $712,000       $2,454,000    $19,050,000              $0
                           ===============  ============   ==============  =============   =============

         The Fund is obligated to repay the loan payable to the Development General Partner when certain specified financial criteria are met, the most significant of which is the payment of a preferred return to the assignee limited partners as defined in the Fund's partnership agreement. The loan payable balance is $1,343,000 as of December 31, 2003. See the discussion in
Note 3 of the Notes to the Consolidated Financial Statements for additional information on this loan payable.

         The Fund believes it has, or has access to, sufficient resources to meet these contractual obligations and its operating requirements for the foreseeable future. The Fund currently has in place an agreement to borrow up to $4 million on a revolving credit facility, of which $227,000 is outstanding at December 31, 2003. The Fund's ability to meet its capital requirements will depend on a number of factors, including the ability to meet the loan covenant requirements necessary under its current debt agreements, the success of its nursing center operations, competitive advances, future relationships with corporate partners, government regulation, and the Fund's marketing strategy.

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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


Item 7. Management's Discussion and Analysis of Financial Condition
             and Results of Operations (continued)

Critical Accounting Policies (continued)

         The Fund believes the assumptions used in aging method employed in fiscal 2003, coupled with continued improvements in its collection patterns, suggest that the allowance for doubtful accounts is adequately provided for at December 31, 2003. However, because the assumptions underlying the aging method are based upon historical collection data, there is a risk that these current assumptions are not reflective of more recent collection patterns. Changes in overall collection patterns can be caused by market conditions and/or budgetary constraints of government funded programs such as Medicare and Medicaid. Such changes can adversely impact the collectibility of receivables, but not be addressed in a timely fashion when using the aging method, until updates to these periodic historical collection studies are completed and implemented.

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

         On December 15, 2000, Congress passed the Benefits Improvement Protection Act, increasing the nursing component of federal prospective payment system's rates by approximately 16.7% for the period from April 1, 2001 through September 30, 2002. The legislation also changed the 20% add-on to 3 of the 14 rehabilitation resource utilization group categories to a 6.7% add-on to all 14 rehabilitation resource utilization group categories beginning April 1, 2001.

         A number of provisions of the Balanced Budget Refinement Act and the Benefits Improvement and Protection Act, providing additional funding for Medicare participating skilled nursing facilities, expired on September 30, 2002 resulting in an approximate 10% reduction in the rates paid to us for providing services to Medicare patients. We refer to the expiration of the additional funding as the "skilled nursing facility Medicare cliff." Effective October 1, 2002, Medicare rates adjusted for the skilled nursing facility Medicare cliff were increased by a 2.6% annual market basket adjustment. For the Fund, the net impact of these provisions adversely impacted annual revenue and net earnings in fiscal 2003 by approximately $900,000.

         The final fiscal year 2004 prospective payment system rules for skilled nursing facilities became effective on October 1, 2003. The final rules enhance the reimbursement rates for fiscal year 2004 by increasing base rates by 6.26% (a 3% increase in the annual update factor and a 3.26% upward adjustment correcting previous forecast errors). These changes are estimated to increase Medicare payment rates per patient day by $19. The final rules also provide for the continuation through fiscal year 2004 of certain payment add-ons that were authorized in the Balanced Budget Refinement Act to compensate for non-therapy ancillaries.

         The recent economic downturn is having a detrimental affect on state revenues in most jurisdictions. Budget shortfalls range from 4% to 5% of outlays upwards to 20% of outlays in a handful of states. Historically these budget pressures have translated into reductions in state spending. Given that Medicaid outlays are a significant component of state budgets, we expect continuing cost containment pressures on Medicaid outlays for skilled nursing facilities in the states in which we operate. In each of the major states where we provide services, we are working with trade groups, consultants and government officials to responsively address the particular funding issues.

         The plight of state governments has helped to elevate issues related to Medicaid onto the national agenda. In May 2003, Congress passed the Jobs and Growth Tax Relief Reconciliation Act of 2003 which provided temporary relief to states by providing a 2.9% temporary increase in the Federal Medicaid Assistance Percentage for five quarters. This assistance is estimated to provide states with an aggregate of $10 billion in Medicaid relief. Unless Congress acts to extend this financial support, the temporary assistance will expire on June 30, 2004.

         Late in November 2003, the General Accounting Office released a study examining how nursing home reimbursement has been affected by the fiscal crisis being experienced by a number of states. The report documents that most states have sustained their reimbursement commitments. States have tapped reserves, tobacco settlement monies and other funding strategies including provider assessments to meet their obligations. While the data does not evaluate the adequacy of state Medicaid payments for nursing facility services, the analysis does suggest that under current difficult conditions states are honoring their commitments.

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

Legislative and Regulatory Issues

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

         All of the Fund's centers, to the extent required, are licensed under applicable law. All skilled nursing centers or practitioners providing the services therein, are certified or approved as providers under one or more of the Medicaid and Medicare programs. Licensing, certification and other applicable standards vary from jurisdiction to jurisdiction and are revised periodically. State and local agencies survey all skilled nursing centers on a regular basis to determine whether such centers are in compliance with governmental operating and health standards and conditions for participation in government sponsored third party payor programs. The Fund believes that its eldercare centers and other sites of service are in substantial compliance with the various Medicare, Medicaid and state regulatory requirements applicable to them. However, in the ordinary course of our business, the Fund receives notices of deficiencies for failure to comply with various regulatory requirements. The Fund reviews such notices and takes appropriate corrective action. In most cases, the Fund and the reviewing agency will agree upon the measures to be taken to bring the center into compliance with regulatory requirements. In some cases, the reviewing agency may take various adverse actions against a provider, including but not limited to the imposition of fines; suspension of payments for all or new admissions to the center, and in extreme circumstances, decertification from participation in the Medicare or Medicaid programs and revocation of a center's or site of service's license. These actions may adversely affect a center's ability to continue to operate, ability to provide certain services, and/or eligibility to participate in the Medicare or Medicaid programs or to receive payments from other payors.

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

         The Department of Health and Human Services has released three rules to date mandating the use of new standards with respect to certain health care transactions and health information. The first rule establishes uniform standards for common health care transactions, including:

  o  Health care claims information;

  o  plan eligibility, referral certification and authorization;

  o  claims status;

  o  plan enrollment and disenrollment;

  o  payment and remittance advice;

  o  plan premium payments; and

  o  coordination of benefits.

         Second, the Department of Health and Human Services has released standards relating to the privacy of individually identifiable health information. These standards not only require the Fund's compliance with rules governing the use and disclosure of protected health information, but they also require us to impose those rules, by contract, on any business associate to whom it discloses information. Third, the Department of Health and Human Services has released rules governing the security of health information maintained or transmitted in electronic form.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


Item 7. Management's Discussion and Analysis of Financial Condition
             and Results of Operations (continued)

Legislative and Regulatory Issues (continued)

         The Department of Health and Human Services finalized the transaction standards on August 17, 2000. While the Fund initially was required to comply with them by October 16, 2002, Congress passed legislation in December 2001 that delayed for one year (until October 16, 2003) the compliance date, but only for entities that submit a compliance plan to the Department of Health and Human Services by the original implementation deadline. The Department of Health and Human Services issued the privacy standards on December 28, 2000, and, after certain delays, they became effective on April 14, 2001, with a compliance date of April 14, 2003. On February 20, 2003, the Department of Health and Human Services issued final rules governing the security of health information. This rule specifies a series of administrative, technical and physical security procedures to assure the confidentiality of electronic protected health information. Affected parties will have approximately two years to be fully compliant. Sanctions for failing to comply with the Health Insurance Portability and Accountability Act health information practices provisions include criminal penalties and civil sanctions.

         At this time, management anticipates that the Fund will be able to fully comply with those Health Insurance Portability and Accountability Act requirements that have been adopted. However, management cannot at this time estimate the cost of compliance.

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


Item 7a. Quantitative and Qualitative Disclosures About Market Risks

         The Fund has exposure to changing interest rates and is currently not engaged in hedging activities. Interest on the Fund's $22.2 million mortgage was at a fixed rate of 9.75% through January 31, 2003. Effective February 1, 2003 the Fund's mortgage is at a fixed rate of 6.5% for five years.


Item 8.  Financial Statements and Supplementary Data

     Index to Financial Statements:
                                                                Annual Report
                                                                   Page(s)
     Independent Auditors' Report                                    5
     Consolidated Balance Sheets                                     6
     Consolidated Statements of Earnings                             7
     Consolidated Statements of Partners' Capital (Deficit)          8
     Consolidated Statements of Cash Flows                           9
     Notes to Consolidated Financial Statements                  10-19

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

Supplementary Data

     Quarterly Financial Data (Unaudited)

     The Fund's unaudited quarterly financial information is as follows (in thousands):

                                     Total Net           Net
                                     Revenues         Earnings
         Quarter ended:

         March 31, 2003               $15,407             $321
         June 30, 2003                 15,343              378
         September 30, 2003            16,028              538
         December 31, 2003(1)          17,071            1,089

         March 31, 2002                15,070              834
         June 30, 2002                 15,426              483
         September 30, 2002            15,613              551
         December 31, 2002             15,811              516

         (1) Increase in quarterly net earnings primarily due to favorable Medicaid settlements of $451 related to prior year audits.



Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.



Item 9a.  Controls and Procedures

     An evaluation was performed under the supervision of management, including the Chief Executive Officers and Chief Financial Officers of Brown Healthcare Inc. the Administrative General Partner and Meridian Healthcare Investments, Inc. the Development General Partner, of the effectiveness as of December 31, 2003 of the design and operation of disclosure controls and procedures as defined in Rule 13a-15 of the rules promulgated under the Securities and Exchange Act of 1934, as amended. Based on that evaluation, the Chief Executive Officers and Chief Financial Officers of the General Partners concluded that the design and operation of these disclosure controls and procedures were effective. No changes in the Fund's internal control over financial reporting occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                                    PART III

Item 10.  Directors and Executive Officers of Registrant

         The General Partners of the Fund are Meridian Healthcare Investments, Inc., the Development General Partner, and Brown Healthcare, Inc., the Administrative General Partner. The Fund's principal executive offices are located at 300 East Lombard Street, Suite 1200, Baltimore, Maryland 21202. The General Partners had primary responsibility for the selection and negotiation of terms concerning the acquisition of the Operating Partnership Interests, selecting a manager for the interim investments and the structure of the Offering and the Fund. The General Partners have primary responsibility for overseeing the performance of those who contract with the Fund as well as making decisions with respect to the financing, sale and liquidation of the Fund's or the operating partnerships' assets. The General Partners are responsible for all reports to and communications with investors and others, all distributions and allocations to investors, the administration of the Fund's business and all filings with the Securities and Exchange Commission and other Federal or State regulatory authorities. The Fund's Partnership Agreement provides certain rights for investors, which are incorporated herein by reference.

Development General Partner

        Meridian Healthcare Investments, Inc., the Development General Partner, is a Maryland corporation. On November 30, 1993, Genesis acquired substantially all the assets of Meridian, Inc., Meridian Healthcare (" MHC") and their affiliated entities, including all the stock of the Fund's Development General Partner. As part of the acquisition, MHC, the manager of the Fund's seven nursing centers, continues to operate the facilities pursuant to management agreements. Genesis operates primarily in three regional markets. The networks include 217 eldercare centers with approximately 26,502 beds; Genesis employs physicians, physician assistants and nurse practitioners; and certified rehabilitation agencies providing services by approximately 4,300 licensed rehabilitation therapists and assistants. Genesis also provides diagnostic and hospitality services in selected markets. Genesis has concentrated its eldercare networks in three geographic regions in order to achieve operating efficiencies, economies of scale and significant market share. The three geographic markets that Genesis principally serves are: New England Region (Massachusetts, Connecticut, New Hampshire, Vermont, Rhode Island); Mid Atlantic Region (Greater Philadelphia, Delaware Valley, New Jersey); and Chesapeake, Allegheny Region (Southern Delaware, Eastern Shore of Maryland, Baltimore, Maryland, Washington D.C., Virginia, West Virginia, Western Pennsylvania, North Carolina).

         The following individuals are the directors and principal officers of Meridian Healthcare Investments, Inc.:

         George V. Hager, Jr., age 47, serves as Chairman and Chief Executive Officer of Genesis HealthCare. Prior to becoming CEO, Hager was Executive Vice President and Chief Financial Officer and was responsible for corporate finance, information services, reimbursement and risk management. Hager joined Genesis in 1992 as Vice President and Chief Financial Officer and was named Senior Vice President and Chief Financial Officer in 1994. He holds a Bachelor of Arts degree in Economics from Dickenson College and a Master of Business Administration degree from Rutgers Graduate School of Management.

         James V. McKeon, III., age 39, is Chief Financial Officer and has previously served as Senior Vice President and Corporate Controller, Director of Financial Reporting and Investor Relations plus Vice President of Finance and Investor Relations since joining Genesis in 1994. He holds a Bachelor of Science degree in Accounting from Villanova University.

         Eileen M. Coggins, age 39, is Senior Vice President, General Counsel & Corporate Compliance Officer and is also responsible for the Corporate Integrity Program as well as survey, certification and enforcement matters. Coggins is a graduate of West Chester University and Widener University School of Law.

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

     The following individuals are the directors and principal officers of the Administrative General Partner:

     John M. Prugh, age 55, has been a Director and President of the Administrative General Partner since 1988, and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1984. Mr. Prugh graduated from Gettysburg College in 1970, and was designated a Certified Property Manager by the Institute of Real Estate Management in 1979. He has worked in property management for H. G. Smithy Co., in Washington, D.C., and Dreyfus Bros., Inc. in Bethesda, Maryland. Since 1977, Mr. Prugh has been involved in managing, administering, developing and selling real estate investment projects sponsored by Alex. Brown Realty, Inc. and its subsidiaries.

     Peter E. Bancroft, age 51, has been a Director and Vice President of the Administrative General Partner since 1988 and a Senior Vice President of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1983. Mr. Bancroft graduated from Amherst College in 1974, attended the University of Edinburgh, and received a J.D. degree from the University of Virginia School of Law in 1979. Prior to joining Alex. Brown Realty, Inc. in 1983, Mr. Bancroft held legal positions with Venable, Baetjer and Howard and T. Rowe Price Associates, Inc.

     Terry F. Hall, age 57, has been the Secretary of the Administrative General Partner and a Vice President and Secretary of, and Legal Counsel for, Alex. Brown Realty, Inc. since 1989. Mr. Hall graduated from the University of
Nebraska-Lincoln in 1968, and received a J.D. degree from the University of Pennsylvania Law School in 1973. Prior to joining Alex. Brown Realty, Inc. in 1986, Mr. Hall was a Partner at the law firm of Venable, Baetjer and Howard from 1981 to 1986 and an associate at the same firm from 1973 to 1981.

     Timothy M. Gisriel, age 47, has been the Treasurer of the Administrative General Partner and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1990. He was Controller of Alex. Brown Realty, Inc. and Armata Financial Corp. from 1984 through 1990. Mr. Gisriel graduated from Loyola College in 1978 and received his Masters of Business Administration degree from the Robert G. Merrick School of Business, University of Baltimore in 1993. Prior to joining Alex. Brown Realty, Inc. in 1984, Mr. Gisriel was an audit supervisor in the Baltimore office of Coopers & Lybrand. He is a Maryland Certified Public Accountant.

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


Item 13.  Certain Relationships and Related Transactions

         The General Partners and their affiliates have and are permitted to engage in transactions with the Fund. For a summarization of fees paid during 2003, 2002, and 2001, and to be paid to the General Partners and their affiliates at December 31, 2003, see Note 3, "Related Party Transactions" in
Item 8. Financial Statements, herein.


Item 14. Principal Accountant Fees and Services

     KPMG LLP served as the Fund's independent auditors for the last fiscal year. For services rendered during or in connection with our fiscal years 2003 and 2002, as applicable, KPMG LLP billed the following fees:

                                         2003                   2002
         Audit Fees                  $  80,300              $  77,000

         Audit-Related Fees          $       0              $       0
         Tax Fees                    $  25,600              $  20,700
         All Other Fees              $       0              $       0

The Board of Directors of the General Partner has the sole authority to pre-approve any engagement of the independent auditor to provide audit or non-audit services and pre-approved all of the services provided by KPMG LLP in 2003.



                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) 1. Financial Statements: see Index to Financial Statements and Supplementary Data in Item 8 on Page 18.

         2. Financial Statement Schedules: Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002 and 2001. All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         3. Exhibits:

             (3, 4) Limited Partnership Agreement on pages 1 through 41 of
                    Exhibit A to the Fund's Prospectus, and the Fund's Registration Statement on Form S-1 (File No. 33-19277) included herein by reference.

             (13)   Annual Report for 2003.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


Item 15.  Exhibits, Financial Statement Schedules and
             Reports on Form 8-K (continued)

           (31.1) Certification of Principal Executive Officer Pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.

           (31.2) Certification of Principal Financial Officer Pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.

           (31.3) Certification of Principal Executive Officer Pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.

           (31.4) Certification of Principal Financial Officer Pursuant to
                      Section 302 of the Sarbanes-Oxley Act of 2002.

           (32.1) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                      Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           (32.2) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                      Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     (b) Reports on Form 8-K: None.

                           INDEPENDENT AUDITORS REPORT



To the Partners of
Meridian Healthcare Growth and
Income Fund Limited Partnership:

Under date of February 13, 2004, we reported on the consolidated balance sheets of Meridian Healthcare Growth and Income Fund Limited Partnership and subsidiaries (the Fund) as of December 31, 2003 and 2002, and the related consolidated statements of earnings, partners' capital (deficit) and cash flows for each of the years in the three-year period ended December 31, 2003, as contained in the annual report on Form 10-K for the year ended December 31, 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the annual report on Form 10-K. This financial statement schedule is the responsibility of the Fund's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                               /s/   KPMG LLP

Philadelphia, Pennsylvania
February 13, 2004

         Meridian Healthcare Growth and Income Fund Limited Partnership
                        Valuation and Qualifying Accounts
                  Years Ended December 31, 2003, 2002 and 2001
                             (Dollars in Thousands)

                                   Schedule II

                                         Balance at Beginning    Charged to                     Balance at End
              Description                      of Period         Operations     Deductions(1)      of Period
-----------------------------------------------------------------------------------------------------------------

Year Ended December 31, 2003
Allowance for Doubtful Accounts                 $1,353               939          (1,437)             $855

Year Ended December 31, 2002
Allowance for Doubtful Accounts                 $1,656             1,062          (1,365)           $1,353

Year Ended December 31, 2001
Allowance for Doubtful Accounts                 $1,245             1,678          (1,267)           $1,656

(1) - Represents amounts written off as uncollectible.


                                                                  Exhibit 31.1

                   MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                               LIMITED PARTNERSHIP

                  Certification of Principal Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, George V. Hager, Jr. certify that:

1. I have reviewed this annual report on Form 10-K of Meridian Healthcare Growth and Income Fund Limited Partnership;

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


Date:        3/29/04                 By:  /s/  George V. Hager, Jr.
                                        George V. Hager, Jr.
                                        Chief Executive Officer
                                        Meridian Healthcare Investments, Inc.
                                        Development General Partner

                                                                  Exhibit 31.2

                   MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                               LIMITED PARTNERSHIP

                  Certification of Principal Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, James V. McKeon, III, certify that:

1. I have reviewed this annual report on Form 10-K of Meridian Healthcare Growth and Income Fund Limited Partnership;

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


Date:        3/29/04                   By:      /s/  James V. McKeon, III
                                            James V. McKeon, III
                                            Chief Financial Officer
                                            Meridian Healthcare Investments,Inc.
                                            Development General Partner

                                                                 Exhibit 31.3

                   MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                               LIMITED PARTNERSHIP

                  Certification of Principal Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, John M. Prugh, certify that:

1. I have reviewed this annual report on Form 10-K of Meridian Healthcare Growth and Income Fund Limited Partnership;

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


Date:        3/29/04                   By:      /s/  John M. Prugh
                                              John M. Prugh
                                              Chief Executive Officer
                                              Brown-Healthcare, Inc.
                                              Administrative General Partner

                                                                  Exhibit 31.4

                   MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                               LIMITED PARTNERSHIP

                  Certification of Principal Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Timothy M. Gisriel, certify that:

1. I have reviewed this annual report on Form 10-K of Meridian Healthcare Growth and Income Fund Limited Partnership;

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


Date:        3/29/04                   By:      /s/  Timothy M. Gisriel
                                             Timothy M. Gisriel
                                             Chief Financial Officer
                                             Brown-Healthcare, Inc.
                                             Administrative General Partner

                                                                 Exhibit 32.1


                   MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                               LIMITED PARTNERSHIP

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the filing of Meridian Healthcare Growth and Income Fund Limited Partnership's (the "Fund") annual report on Form 10-K for the period ending December 31, 2003 with the Securities and Exchange Commission on the date hereof (the "Report"), We certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

    (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Fund.




Date:    3/29/04                      By:      /s/  George V. Hager, Jr.
                                        George V. Hager, Jr.
                                        Chief Executive Officer
                                        Meridian Healthcare Investments, Inc.
                                        Development General Partner


Date:    3/29/04                      By:      /s/  James V. McKeon, III
                                        James V. McKeon, III
                                        Chief Financial Officer
                                        Meridian Healthcare Investments, Inc.
                                        Development General Partner

                                                                  Exhibit 32.2


                   MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                               LIMITED PARTNERSHIP

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the filing of Meridian Healthcare Growth and Income Fund Limited Partnership's (the "Fund") annual report on Form 10-K for the period ending December 31, 2003 with the Securities and Exchange Commission on the date hereof (the "Report"), We certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Fund.




Date:    3/29/04                    By:      /s/  John M. Prugh
                                        John M. Prugh
                                        Chief Executive Officer
                                        Brown-Healthcare, Inc.
                                        Administrative General Partner


Date:    3/29/04                    By:      /s/  Timothy M. Gisriel
                                        Timothy M. Gisriel
                                        Chief Financial Officer
                                        Brown-Healthcare, Inc.
                                        Administrative General Partner

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


                                  MERIDIAN HEALTHCARE GROWTH AND INCOME
                                              FUND LIMITED PARTNERSHIP



DATE:        3/29/04              By:      /s/  John M. Prugh
                                       John M. Prugh
                                       President and Director
                                       Brown-Healthcare, Inc.
                                       Administrative General Partner



Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed by the following in the capacities and on the dates indicated.



DATE:        3/29/04               By:      /s/  John M. Prugh
                                        John M. Prugh
                                        President and Director
                                        Brown-Healthcare, Inc.
                                        Administrative General Partner



DATE:        3/29/04                By:      /s/  Peter E. Bancroft
                                         Peter E. Bancroft
                                         Vice President and Director
                                         Brown-Healthcare, Inc.
                                         Administrative General Partner



DATE:        3/29/04                 By:      /s/  Terry F. Hall
                                         Terry F. Hall
                                         Secretary
                                         Brown-Healthcare, Inc.
                                         Administrative General Partner



DATE:        3/29/04                 By:      /s/  Timothy M. Gisriel
                                         Timothy M. Gisriel
                                         Treasurer
                                         Brown-Healthcare, Inc.
                                         Administrative General Partner

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

DATE:         3/29/04                  By:      /s/  George V. Hager, Jr.
                                         George V. Hager, Jr.
                                         Chief Executive Officer
                                         Meridian Healthcare Investments, Inc.
                                         Development General Partner




DATE:         3/29/04                  By:      /s/  James V. McKeon, III
                                         James V. McKeon, III
                                         Chief Financial Officer
                                         Meridian Healthcare Investments, Inc.
                                         Development General Partner