Form 10-Q
period 2004-03-31
MERIDIAN HEALTHCARE GROWTH & INCOME FUND LTD PARTNERSHIP
filed 2004-05-17
CIK 826682

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


(Mark One)
{ X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 2004

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                     to


  For Quarter Ended     March 31, 2004       Commission file number   000-17596

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

 These risks are described in more detail in our Report on Form 10-K for the fiscal year ended December 31, 2003.

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

Part I. Financial Information

Item 1. Finanacial Statements

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)


                                                                March 31,
                                                                   2004          December 31,
                                                               (Unaudited)           2003
                                                             ---------------   ---------------

Assets
Current Assets
   Cash and cash equivalents                                 $          564    $        1,141
   Accounts receivable, net                                           7,008             7,248
   Estimated third-party payor settlements                            1,055               362
   Prepaid expenses and other current assets                            941               806
                                                             ---------------   ---------------
       Total current assets                                           9,568             9,557
                                                             ---------------   ---------------

Property and equipment, net of accumulated depreciation              30,712            31,207
                                                             ---------------   ---------------

Other assets
   Goodwill, net                                                      4,237             4,237
   Loan acquisition costs, net                                          289               322
                                                             ---------------   ---------------
                                                                      4,526             4,559
                                                             ---------------   ---------------


       Total assets                                          $       44,806    $       45,323
                                                             ===============   ===============

Liabilities and Partners' Capital
Current liabilities
   Current portion of long-term debt                         $          728    $          712
   Line of credit                                                       227               227
   Accrued compensation and related costs                               146                83
   Accounts payable and other accrued expenses                        2,576             2,957
   Estimated third party payor settlements                            1,480             1,984
                                                             ---------------   ---------------
       Total current liabilities                                      5,157             5,963
                                                             ---------------   ---------------

Deferred management fee payable                                       1,074             1,063
Loan payable to the Development General Partner                       1,355             1,343
Long-term debt                                                       21,321            21,504
                                                             ---------------   ---------------
                                                                     23,750            23,910
                                                             ---------------   ---------------

Partners' capital
   General partners                                                    (157)             (161)
   Assignee limited partners; 1,540,040
     units issued and outstanding                                    16,056            15,611
                                                             ---------------   ---------------
       Total partners' capital                                       15,899            15,450
                                                             ---------------   ---------------

       Total liabilities and
         partners' capital                                   $       44,806    $       45,323
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

                                                           Three Months Ended
                                                   ---------------------------------
                                                       March 31,         March 31,
                                                         2004              2003
                                                   ---------------   ---------------

Revenues
   Medicaid and Medicare patients                  $       14,315    $       13,086
   Private patients                                         2,397             2,303
   Investment and other income                                 29                18
                                                   ---------------   ---------------
                                                           16,741            15,407
                                                   ---------------   ---------------

Expenses
   Operating, including $1,152, and
       $2,503 to related parties                           13,534            13,189
   Management and administration fees
       to related parties                                     916               833
   General and administrative                                 319               102
   Depreciation and amortization                              541               504
   Interest expense                                           399               458
                                                   ---------------   ---------------
                                                           15,709            15,086
                                                   ---------------   ---------------

Net earnings                                       $        1,032    $          321
                                                   ===============   ===============


Net earnings per unit of assignee
   limited partnership interest
   (computed based on 1,540,040
    units)                                         $         0.66    $         0.21
                                                   ===============   ===============



      See accompanying notes to condensed consolidated financial statements

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
             Condensed Consolidated Statements of Partners' Capital
                    For the Three Months Ended March 31, 2004
                                   (Unaudited)
                             (Dollars in thousands)


                                                            Assignee
                                          General           Limited
                                          Partners          Partners           Total
                                      ---------------   ---------------   ---------------

Balance at December 31, 2003          $         (161)   $       15,611    $       15,450

Net earnings                                      10             1,022             1,032

Distributions to partners                         (6)             (577)             (583)
                                      ---------------   ---------------   ---------------

Balance at March 31, 2004             $         (157)   $       16,056    $       15,899
                                      ===============   ===============   ===============





      See accompanying notes to condensed consolidated financial statements

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMTIED PARTNERSHIP
                 Condensed Consolidated Statements of Cash Flows
                      For the Three Months Ended March 31,
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                 2004              2003
                                                                           ---------------   ---------------

Cash flows from operating activities
   Net earnings                                                            $        1,032    $          321
   Adjustments to reconcile net earnings to net cash
     provided by operating activities
       Depreciation and amortization                                                  541               504
       Minority interest in net earnings of operating partnerships                     10                 2
       Increase in loan payable to Development General Partner                         12                12
       Increase in deferred management fee payable                                     11                11
       Change in other assets and liabilities
         Accounts receivable                                                          229              (113)
         Estimated third-party payor settlements                                   (1,197)              (22)
         Prepaid expenses and other current assets                                   (135)             (200)
         Accrued compensation and related costs                                        63                40
         Accounts payable and other accrued expenses                                 (381)              610
                                                                           ---------------   ---------------

Net cash provided by operating activities                                             185             1,165
                                                                           ---------------   ---------------

Cash flows from investing activities -
   additions to property and equipment                                                (12)             (389)
                                                                           ---------------   ---------------


Cash flows from financing activities
   Repayment of long-term debt                                                       (167)             (156)
   Loan acquisition costs                                                               -              (227)
   Line of credit                                                                       -               227
   Distributions to partners                                                         (583)             (438)
                                                                           ---------------   ---------------

Net cash used in financing activities                                                (750)             (594)
                                                                           ---------------   ---------------

Net decrease in cash and cash equivalents                                            (577)              182
Cash and cash equivalents
   Beginning of period                                                              1,141               740
                                                                           ---------------   ---------------

   End of period                                                           $          564    $          922
                                                                           ===============   ===============




     See accompanying notes to condensed consolidated financial statements.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP



              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2004
                                   (Unaudited)


NOTE 1 - THE FUND AND BASIS OF PREPARATION

     Meridian Healthcare Growth and Income Fund Limited Partnership (the Fund) was organized under the laws of the State of Delaware and will continue to operate through December 31, 2037, unless terminated sooner under the provisions of the Partnership Agreement. The Fund's Administrative General Partner is Brown Healthcare, Inc. and the Fund's Development General Partner is Meridian Healthcare Investments, Inc. Brown Healthcare Holding Co., Inc. is the Fund's Assignor Limited Partner. Meridian Healthcare Investments, Inc. is a subsidiary of Genesis HealthCare Corporation (Genesis).

     The Fund owns 98.99% limited partnership interests in each of the seven operating partnerships. Brown Healthcare Inc. and Meridian Healthcare Investments Inc. are the general partners of the seven underling partnerships. The Fund, through its seven operating partnerships, derives substantially all of its revenue from extended healthcare provided to nursing center residents including room and board, nursing care, drugs and other medical services.

The accompanying unaudited condensed consolidated financial statements of the Fund do not include all of the information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Fund's Report on Form 10-K for the fiscal year ended December 31, 2003.

The Fund has made a number of estimates relating to the reporting of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities to prepare these unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

NOTE 2 - RELATED PARTY TRANSACTIONS

The Fund is obligated to pay Brown-Healthcare, Inc. (Administrative General Partner) an annual administration fee of the greater of $75,000 per year or one-half of 1% of the Fund's annual revenues. The nursing centers owned by the operating partnerships are managed by Meridian Healthcare, Inc., an affiliate of Meridian Healthcare Investments, Inc. (Development General Partner), under the terms of existing management agreements which provide for management fees equal to 5% of the annual revenues of each nursing center. During 2003, certain of the operating partnerships also purchased drugs and medical supplies and other services from affiliates of the Development General Partner. Such purchases are in turn billed to patients or third party payors at prices which on average approximate the nursing center's cost.

Transactions with these related parties for the three months ended March 31, 2004 and 2003 are as follows:


                                                2004              2003

    Management and administration fees     $   916,000        $   833,000
  * Drug and medical supplies purchases           -               909,000
    Nursing and rehabilitation services      1,152,000          1,594,000
    Interest expense on borrowings              23,000             23,000

  * As a result of a spin-off transaction completed on December 1, 2003, Genesis is no longer affiliated with the Fund's primary supplier of drugs and medical supplies. Consequently, such transactions are no longer reflected as related party.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2004
                                   (Unaudited)


NOTE 2 - RELATED PARTY TRANSACTIONS (Continued)

The Development General Partner loaned the Fund $597,000, as required by the Cash Flow Deficit Guaranty Agreement, to support the operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers during each center's first two years of operations subsequent to the Fund's acquisition of partnership interests. Loans outstanding under an arrangement, including accumulated interest from inception of the loan at 9% per annum, were $1,355,000 at March 31, 2004 and $1,343,000 at December 31, 2003. The Fund is obligated to repay these loans when certain specified financial criteria are met, the most significant of which is the payment of a preferred return to the assignee limited partners as defined in the Fund's partnership agreement.

NOTE 3 - DEBT

On June 12, 2000, the Fund and a commercial bank refinanced mortgage loans totaling $24,000,000 with a term of five years and an interest rate of 9.75%. Effective February 1, 2003, the Fund amended the related mortgage loan agreement. The amendment provides for a term of five years at an interest rate of 6.5%. Monthly payments of $180,242 are based on a 20-year amortization schedule with a mandatory prepayment option at the Bank's discretion during the period between November 1, 2007 through May 1, 2008.

The Fund established a $4,000,000 revolving credit facility with the same commercial bank. The balance outstanding as of March 31, 2004 and December 31, 2003 was $227,000. Borrowings under the credit facility bear interest at a floating rate, which equals the announced commercial prime rate. The bank can renew the credit facility each year for a one-year extension.

The mortgage notes payable are secured by deeds of trust on the related property and all assets of the Fund. Under the terms of these loan agreements, the operating partnerships are obligated to conform with specific financial criteria and are subject to certain other covenants.

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

The sources and amounts of the Fund's revenues are determined by a number of factors, including licensed bed capacity and occupancy rates of its eldercare centers, the mix of patients and the rates of reimbursement among payors. Changes in the acuity of the patients as well as payor mix among Medicare, Medicaid and private pay can significantly affect the Fund's profitability.

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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The Fund was organized under the laws of the State of Delaware on December 8, 1987. The Fund will continue until December 31, 2037, unless sooner terminated under the provisions of the Partnership Agreement. The Fund was formed to acquire 98.99% of the limited partnership interests in seven limited partnerships, each of which owns and operates a single nursing center (the "Facilities").

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

         The aging of the population and increased life expectancies are the primary driving forces behind the growth of the Fund's businesses. The Fund's management believes that positive demographic trends imply that there will be a growing demand for the services offered by healthcare providers that deliver the most efficient, responsive, cost effective and high quality eldercare services. Management of the Fund is continually engaged in various efforts to improve profitability by focusing on key operational initiatives, including: improving the quality of the Fund's payor mix, increasing the Fund's rate of occupancy, improving nursing staff scheduling and retention, reducing reliance on overtime compensation and temporary nursing agency services, and capitalizing on best demonstrated practices in various areas of cost control. As a result, the Fund's management believes the Fund will be well positioned to take advantage of the favorable demographic and growth trends in its industry.

         Government funded programs, principally Medicaid and Medicare, provide approximately 86% of the Fund's revenue. Over the past five years, changes in funding from these government sources has had a significant impact on the Fund's cash flows and profitability. Through trade and other organizations, the Fund's manager actively participates in partnership with other healthcare providers to pursue strategies to minimize any potentially adverse impact of government funding proposals. The Fund's management believes the continuation of government funding at levels sufficient to profitably operate the Fund's business is its greatest financial risk. However, the Fund's management believes that sufficient broad-based support exists for the specific services provided by the Fund to ensure that adequate funding will continue for the foreseeable future.

         Labor costs, including salaries, wages and benefits, account for significant portion of the Fund's total operating expenses. The Fund competes with other healthcare providers and with non-healthcare providers for both professional and non-professional employees. In recent years, the Fund and the long-term care industry have experienced shortages in qualified professional clinical staff. While the Fund has been able to retain the services of an adequate number of qualified personnel to staff its facilities and sites of services, it has used expensive temporary nursing agency services to supplement staffing. If a shortage of nurses or other health care workers occurred in the geographic areas in which the Fund operates, it could adversely affect its ability to attract and retain qualified personnel and could further increase its operating costs, without a corresponding increase in the level of government funded reimbursement.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

               Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Liquidity and Capital Resources

     Reference to the Fund's unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of cash flows will facilitate understanding of the discussion that follows.

     The Fund's working capital (excluding the current portion of long-term debt) increased $833,000 to $5,139,000 at March 31, 2004 as compared to $4,306,000 at December 31, 2003. The Fund has sufficient liquid assets and other available credit resources to satisfy its operating expenditures and anticipated routine capital improvements at each of the seven nursing home facilities.

     Cash flow from operating activities was $185,000 for the three-month period ended March 31, 2004 as compared to $1,165,000 for the same period of 2003. This decrease in cash flow was due primarily to an increase in estimated third-party payor settlements to account for revenue to be received from the State of North Carolina relating to the conversion of the State's Medicaid system to a provider tax-based system, partially offset by increased revenue received as a result of Medicare rate increases which went into effect in October 2003. The Fund believes that the short-term liquidity needs will be met through expected cash flow from operations and available working capital from the existing revolving credit facility.

     Cash used in investing activities for the three-month period ended March 31, 2004 was $12,000 and included improvements to the Fund's seven operating facilities. Similar improvements made during the first three months of 2003 were $389,000. The decrease in investing activity was due to the delayed commencement of first quarter 2004 capital expenditures which did not begin until the second quarter. The Fund completed approximately $1.2 million of non-routine capital improvements to enhance the functionality and marketability of its Maryland centers in 2003. These improvements were funded from operating cash flow. As a result, the Fund retains the ability to draw on its line of credit facility to fund future improvements, as necessary.

     Cash used in financing activities for the three-month period ended March 31, 2004 included the repayment of long term debt of $167,000 and distributions to partners totaling $583,000.

     The Fund closed its mortgage loan refinancing with a bank for loans totaling $24,000,000 on June 12, 2000. The renewal terms became effective on June 12, 2000 and provided for a term of five years at an interest rate of 9.75%. Monthly payments were based on a 20-year amortization schedule with a balloon payment due at the end of the 5-year term. Effective February 1, 2003, the Fund amended the existing mortgage. The amendment provides for a term of five years at an interest rate of 6.5% from the effective date. Monthly payments of $180,242 are based on a 20-year amortization schedule with a mandatory prepayment option at the Bank's discretion during the period between November 1, 2007 through May 1, 2008.

     The Fund also has a $4,000,000 line of credit with the same lender under terms similar to the mortgage loan terms described above, except that the line of credit facility requires annual reaffirmation. As of March 31, 2004, the Fund had borrowed $227,000 under this credit facility.

     Between 1988 and 1989, the Development General Partner loaned the Fund $597,000 to support operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers during each centers' first two years of operation. Loans outstanding under this arrangement, including interest at 9% per annum, were $1,355,000 at March 31, 2004 and $1,343,000 at December 31, 2003.

     On May 15, 2004, the Fund will make its first quarter 2004 distribution to partners of $583,000, representing a 6% return. This distribution will be funded by first quarter 2004 operations. The Fund is evaluating the effect of newly enacted Medicaid legislation in North Carolina and further capital improvement needs at the facilities. As such, future distributions will be influenced by these considerations.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

               Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Revenue Sources

     The Fund receives revenues from Medicare, Medicaid, private insurance, self-pay residents, and other third party payors. The sources and amounts of the Fund's revenues are determined by a number of factors, including licensed bed capacity and occupancy rates of its eldercare centers, the mix of patients and the rates of reimbursement among payors. Changes in the acuity of the patients as well as payor mix among Medicare, Medicaid and private pay can significantly affect the Fund's profitability.

     The final fiscal year 2004 prospective payment system rules for skilled nursing facilities became effective on October 1, 2003. The final rules enhance the reimbursement rates for 2004 by increasing base rates by 6.26% (a 3% increase in the annual update factor and a 3.26% upward adjustment correcting previous forecast errors). These changes are estimated to increase Medicare payment rates per patient day by $19. The final rules also provide for the continuation through September 30, 2004 of certain payment add-ons that were authorized in the Balanced Budget Refinement Act to compensate for non-therapy ancillaries.

     The Centers for Medicare and Medicaid Services (CMS) has indicated that 2005 prospective payment system rates will be announced by mid-summer, 2004, and such rates will be promulgated under existing rules providing for a continuation of the current payment system with provision for a full market basket inflation increase and certain payment add-ons that were authorized to compensate for non-therapy ancillaries. While no changes are anticipated in the fiscal year 2005 rules, CMS affirms that it's contractor, the Urban Institute, is expected to complete its study of the skilled nursing payment system and that the Urban Institute recommendations will be incorporated into proposed fiscal year 2006 rules.

     The prolonged economic downturn has had a detrimental effect on state revenues in most jurisdictions. Budget shortfalls range from 4% to 5% of outlays upwards to 20% of outlays in a handful of states. Historically, these budget pressures have translated into reductions in state spending. Given that Medicaid outlays are a significant component of state budgets, the Fund expects continuing cost containment pressures on Medicaid outlays for skilled nursing facilities in the states in which it operates. In each of the major states where the Fund provides services, its manager is working with trade groups, consultants and government officials to responsibly address the particular funding issues. While there are encouraging signs of economic recovery, the Fund manager's vigilance on state policy decisions continue.

     The plight of state governments has helped to elevate issues related to Medicaid onto the national agenda. Last year, Congress passed temporary relief to states providing a 2.9% temporary increase in the Federal Medicaid Assistance Percentage for five quarters estimated to provide states $10 billion in Medicaid relief. Under current law, this assistance terminates June 30, 2004. Prospects for Congress to extend the temporary assistance are not encouraging. Actions to date on state Medicaid budgets affirm that many states are adjusting state spending to reflect the loss of the temporary Federal assistance.

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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

               Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



Results of Operations

   Three Months Ended March 31, 2004 versus Three Months Ended March 31, 2003:

     Net earnings for the Fund were $1,032,000 for the three months ended March 31, 2004 as compared to $321,000 for the same period in fiscal year 2003. The increase in earnings is primarily due to an increase in Medicaid and Medicare patients revenue, which was partially offset by higher operating and general and administrative costs.

     Overall revenues of $16,741,000 increased $1,334,000 or 8.7% for the three months ended March 31, 2004 compared to the same period in fiscal year 2003. The increase in revenue is primarily due to an increase in Medicaid and Medicare revenues. Medicaid and Medicare patients revenue increased $1,229,000 to $14,315,000 for the first quarter of 2004 compared to the first quarter of fiscal year 2003. Medicaid revenue for the three months ended March 31, 2004 increased $844,000 compared to the same period in the prior year. This increase is primarily due to an overall Medicaid rate increase of approximately 12.3%. This rate increase is driven by the four Maryland centers, which received their annual Medicaid rate adjustment in July 2003, and a rate increase effective October 2003 for the two North Carolina centers. These rate increases are partially offset by a reduction in the Medicaid census. The average daily Medicaid census decreased by 26 residents or 3.8% for the three months ended March 31, 2004 as compared to the same period in the prior year. Medicare revenue of $4,377,000 increased $385,000 or 9.6% for the three month period ended March 31, 2004 compared to the same period in fiscal year 2003 primarily due to an enhancement to the Medicare reimbursement rates effective October 1, 2003. See " -- Revenue Sources"

     Total expenses of $15,709,000 for the three months ended March 31, 2004 increased $623,000 or 4.1% from $15,086,000 for the three months ended March 31, 2003.

     Operating expenses increased $345,000 or 2.6% for the three months ended March 31, 2004 as compared to the same period in fiscal year 2003. This increase is primarily due to the increased costs of nursing services, property and liability insurance, and state assessment, which is partially offset by a decrease in bad debt expense. Nursing costs increased $247,000 for the three months ended March 31, 2004 as compared to the same period in fiscal year 2003. This increase is primarily due to increases in salaries and benefits, which is partially offset by a decrease in the cost of temporary nurse staffing. Nursing salaries and benefits increased $737,000, while temporary nurse staffing expense decreased $490,000 for the three months ended March 31, 2004 compared to the same period in fiscal year 2003. Property and Liability insurance increased $69,000 for the three months ended March 31, 2004 as compared to the same period in fiscal year 2003 due an annual policy renewal and the related increase in premiums effective June 1, 2003. An assessment levied by the state of North Carolina to patient days effective October 2003 in the amount of $137,000 was recognized in the first quarter of 2004. Bad debt expense of $107,000 decreased $210,000 for the three month period ended March 31, 2004 compared to the same period in fiscal year 2003. The remaining increase in operating costs is due to general inflationary cost increases.

     Management and administration fees of $916,000 increased $83,000 or approximately 10.0% for the three months ended March 31, 2004 compared to the same period in fiscal year 2003. This increase is primarily due to an increase in management fee expense, which is calculated at 5% of the Fund's net revenues.

     General and administrative expenses increased $217,000 or 212.8% for the three months ended March 31, 2004 as compared to the same period in fiscal year 2003. This increase is primarily due to a change in New Jersey regulations resulting in a $190,000 reduction in a filing fee expense, which was recorded in the first quarter of fiscal year 2003.

     Interest expense of $399,000 decreased $59,000 or 12.9% for the three months ended March 31, 2004 as compared to the same period in the prior year due to the mortgage debt refinancing effective February 1, 2003, which reduced the interest rate from 9.75% to 6.5%.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

               Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Critical Accounting Policies

     We consider an accounting policy to be critical if it is important to our financial condition and results, and requires significant judgment and estimates on the part of management in its application. Our critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision. Application of the critical accounting policies requires management's significant judgments, often as the result of the need to make estimates of matters that are inherently uncertain. If actual results were to differ materially from the estimates made, the reported results could be materially affected. We believe that the following represents our critical accounting policies, which are described in our most recent Report on Form 10-K:

o   Allowance for Doubtful Accounts
o   Revenue Recognition

       During the current quarter, we did not make any material changes to our estimates or methods by which estimates are derived with regard to our critical accounting policies.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP




Item 3.     Quantitative and Qualitative Disclosures About Market Risk

     The Fund has exposure to changing interest rates. At March 31, 2004, the Fund has $227,000 of debt subject to variable rates of interest. A one percent increase in such variable rate would result in an increase to the Fund's interest expense of $2,270 annually.


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


        b) Reports on Form 8-K: None.

                                                         Exhibit 31.1

                   MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                               LIMITED PARTNERSHIP

                  Certification of Principal Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, George V. Hager Jr., certify that:

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



     Date:    5/14/04              By:    /s/  George V. Hager, Jr.
                                      George V. Hager, Jr.
                                      Chief Executive Officer
                                      Meridian Healthcare Investments, Inc.
                                      Development General Partner

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



     Date:   5/13/04                   By:   /s/  James V. McKeon, III
                                          James V. McKeon, III
                                          Chief Financial Officer
                                          Meridian Healthcare Investments, Inc.
                                          Development General Partner

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



     Date:    5/13/04                     By:    /a/  John M. Prugh
                                             John M. Prugh
                                             Chief Executive Officer
                                             Brown-Healthcare, Inc.
                                             Administrative General Partner

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



     Date:    5/14/04                      By:    /s/  Timothy M. Gisriel
                                               Timothy M. Gisriel
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


                   MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                               LIMITED PARTNERSHIP

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the filing of Meridian Healthcare Growth and Income Fund Limited Partnership's (the "Fund") Quarterly Report on Form 10-Q for the period ending March 31, 2004 with the Securities and Exchange Commission on the date hereof (the "Report"), We certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Fund.




Date:     5/14/04                   By:    /s/  George V. Hager, Jr.
                                         George V. Hager, Jr.
                                         Chief Executive Officer
                                         Meridian Healthcare Investments, Inc.
                                         Development General Partner


Date:     5/13/04                   By:    /s/ James V. McKeon, III
                                         James V. McKeon, III
                                         Chief Financial Officer
                                         Meridian Healthcare Investments, Inc.
                                         Development General Partner

                                                                Exhibit 32.2


                   MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                               LIMITED PARTNERSHIP

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the filing of Meridian Healthcare Growth and Income Fund Limited Partnership's (the "Fund") Quarterly Report on Form 10-Q for the period ending March 31, 2004 with the Securities and Exchange Commission on the date hereof (the "Report"), We certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Fund.




Date:    5/14/04                      By:    /s/  John M. Prugh
                                        John M. Prugh
                                        Chief Executive Officer
                                        Brown-Healthcare, Inc.
                                        Administrative General Partner


Date:    5/13/04                      By:   /s/  Timothy M. Gisriel
                                        Timothy M. Gisriel
                                        Chief Financial Officer
                                        Brown-Healthcare, Inc.
                                        Administrative General Partner

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


                                 MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                                          LIMITED PARTNERSHIP




DATE:      05/14/04               By:       /s/  John M. Prugh
                                       John M. Prugh
                                       President and Director
                                       Brown-Healthcare, Inc.
                                       Administrative General Partner




DATE:      05/13/04               By:      /s/  Timothy M. Gisriel
                                       Timothy M. Gisriel
                                       Treasurer
                                       Brown-Healthcare, Inc.
                                       Administrative General Partner