Form 10-Q
period 2004-06-30
MERIDIAN HEALTHCARE GROWTH & INCOME FUND LTD PARTNERSHIP
filed 2004-08-12
CIK 826682

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


(Mark One)
{ X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 2004

{   }  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                     to


For Quarter Ended  June 30, 2004         Commission file number   000-17596

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

               Yes                            No     X

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                                      INDEX


                                                                      Page No.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS                 2

Part I.  Financial Information


     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets                       3
              Condensed Consolidated Statements of Earnings               4
              Condensed Consolidated Statement of Partners' Capital       5
              Condensed Consolidated Statements of Cash Flows             6
              Notes to Condensed Consolidated Financial Statements      7-8


     Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations         9-14


     Item 3.  Quantitative and Qualitative Disclosures
                 About Market Risk                                       15


    Item 4.   Controls and Procedures15

Part II.   Other Information


     Item 1. through Item 6.                                          15-16

     Signatures                                                          17

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

Item 1. Financial Statements


         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                June 30,
                                                                  2004         December 31,
                                                              (Unaudited)          2003
                                                           ---------------   ---------------
Assets
Current Assets
   Cash and cash equivalents                                $          769    $        1,141
   Accounts receivable, net                                          6,626             7,248
   Estimated third-party payor settlements                           1,045               362
   Prepaid expenses and other current assets                           632               806
                                                            ---------------   ---------------
       Total current assets                                          9,072             9,557
                                                            ---------------   ---------------

Property and equipment, net of accumulated depreciation             30,313            31,207
                                                            ---------------   ---------------

Other assets
   Goodwill, net                                                     4,237             4,237
   Loan acquisition costs, net                                         255               322
                                                            ---------------   ---------------
                                                                     4,492             4,559
                                                            ---------------   ---------------


       Total assets                                         $       43,877    $       45,323
                                                            ===============   ===============

Liabilities and Partners' Capital
Current liabilities
   Current portion of long-term debt                        $          740    $          712
   Line of credit                                                      227               227
   Accrued compensation and related costs                              140                83
   Accounts payable and other accrued expenses                       2,476             2,957
   Estimated third party payor settlements                           1,102             1,984
                                                            ---------------   ---------------
       Total current liabilities                                     4,685             5,963
                                                            ---------------   ---------------

Deferred management fee payable                                      1,084             1,063
Loan payable to the Development General Partner                      1,368             1,343
Long-term debt                                                      21,141            21,504
                                                            ---------------   ---------------
                                                                    23,593            23,910
                                                            ---------------   ---------------

Partners' capital
   General partners                                                   (160)             (161)
   Assignee limited partners; 1,540,040
     units issued and outstanding                                   15,759            15,611
                                                            ---------------   ---------------
       Total partners' capital                                      15,599            15,450
                                                            ---------------   ---------------

       Total liabilities and
         partners' capital                                  $       43,877    $       45,323
                                                            ===============   ===============




     See accompanying notes to condensed consolidated financial statements.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
                  Condensed Consolidated Statements of Earnings
                                   (Unaudited)
                 (Dollars in thousands except per unit amounts)

                                                          Three Months Ended                   Six Months Ended
                                                  ---------------------------------   ---------------------------------
                                                      June 30,          June 30,          June 30,          June 30,
                                                        2004              2003              2004              2003
                                                  ---------------   ---------------   ---------------   ---------------
Revenues
   Medicaid and Medicare patients                 $       13,414    $       13,299    $       27,729    $       26,385
   Private patients                                        2,590             2,027             4,987             4,330
   Investment and other income                                29                17                58                35
                                                  ---------------   ---------------   ---------------   ---------------
                                                          16,033            15,343            32,774            30,750
                                                  ---------------   ---------------   ---------------   ---------------

Expenses
   Operating, including $1,089, $2,486, $2,240
       and $4,989 to related parties, respectively        13,610            12,973            27,145            26,162
   Management and administration fees
       to related parties                                    879               800             1,796             1,633
   General and administrative                                324               273               641               375
   Depreciation and amortization                             537               521             1,078             1,025
   Interest expense                                          399               398               798               856
                                                  ---------------   ---------------   ---------------   ---------------
                                                          15,749            14,965            31,458            30,051
                                                  ---------------   ---------------   ---------------   ---------------

Net earnings                                      $          284    $          378    $        1,316    $          699
                                                  ===============   ===============   ===============   ===============


Net earnings per unit of assignee
   limited partnership interest
   (computed based on 1,540,040
    units)                                        $         0.18    $         0.24    $         0.85    $         0.45
                                                  ===============   ===============   ===============   ===============





      See accompanying notes to condensed consolidated financial statements

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
              Condensed Consolidated Statement of Partners' Capital
                     For the Six Months Ended June 30, 2004
                                   (Unaudited)
                             (Dollars in thousands)

                                                          Assignee
                                        General           Limited
                                        Partners          Partners           Total
                                    ---------------   ---------------   ---------------


Balance at December 31, 2003        $         (161)   $       15,611    $       15,450


Net earnings                                    13             1,303             1,316


Distributions to partners                      (12)           (1,155)           (1,167)
                                    ---------------   ---------------   ---------------

Balance at June 30, 2004            $         (160)   $       15,759    $       15,599
                                    ===============   ===============   ===============





      See accompanying notes to condensed consolidated financial statements

                                       -5-
         LIMTIED PARTNERSHIP

                   MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                 Condensed Consolidated Statements of Cash Flows
                        For the Six Months Ended June 30,
                                   (Unaudited)
                             (Dollars in thousands)

                                                                               2004              2003
                                                                         ---------------   ---------------
Cash flows from operating activities
   Net earnings                                                          $        1,316    $          699
   Adjustments to reconcile net earnings to net cash
     provided by operating activities
       Depreciation and amortization                                              1,078             1,025
       Minority interest in net earnings of operating partnerships                   15                 6
       Increase in loan payable to Development General Partner                       25                25
       Increase in deferred management fee payable                                   21                21
       Change in other assets and liabilities
         Accounts receivable                                                        607               191
         Estimated third-party payor settlements                                 (1,565)               95
         Prepaid expenses and other current assets                                  174               (10)
         Accrued compensation and related costs                                      57               100
         Accounts payable and other accrued expenses                               (481)              (78)
                                                                         ---------------   ---------------

Net cash provided by operating activities                                         1,247             2,074
                                                                         ---------------   ---------------

Cash flows from investing activities -
   additions to property and equipment                                             (117)             (653)
                                                                         ---------------   ---------------


Cash flows from financing activities
   Repayment of long-term debt                                                     (335)             (324)
   Loan acquisition costs                                                             -              (227)
   Borrowings under line of credit                                                    -               227
   Distributions to partners                                                     (1,167)           (1,021)
                                                                         ---------------   ---------------

Net cash used in financing activities                                            (1,502)           (1,345)
                                                                         ---------------   ---------------

Net (decrease) increase in cash and cash equivalents                               (372)               76
Cash and cash equivalents
   Beginning of period                                                            1,141               740
                                                                         ---------------   ---------------

   End of period                                                         $          769    $          816
                                                                         ===============   ===============




     See accompanying notes to condensed consolidated financial statements.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2004
                                   (Unaudited)


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

NOTE 2 - RELATED PARTY TRANSACTIONS

The Fund is obligated to pay Brown-Healthcare, Inc. (Administrative General Partner) an annual administration fee of the greater of $75,000 per year or 1/2 of 1% of the Fund's annual revenues. The nursing centers owned by the operating partnerships are managed by Meridian Healthcare, Inc., an affiliate of Meridian Healthcare Investments, Inc. (Development General Partner), under the terms of existing management agreements which provide for management fees equal to 5% of the annual revenues of each nursing center. During 2003, certain of the operating partnerships purchase medical supplies and services from affiliates of the Development General Partner. Such purchases were in turn billed to patients or third party payors at prices which on average approximate the nursing center's cost.

Transactions with these related parties for the three and six months ended June 30, 2004 and 2003 are as follows:

                                                    Three Months Ended                   Six Months Ended
                                             June 30, 2004     June 30, 2003     June 30, 2004     June 30, 2003

    Management and administration fees         $ 879,000         $ 800,000         $1,796,000       $1,633,000
*   Drug and medical supplies purchases            -               813,000             -             1,722,000
    Nursing and rehabilitation services        1,089,000         1,673,000          2,240,000        3,267,000
    Interest expense on borrowings                23,000            23,000             46,000           46,000

*As a result of a spin-off transaction completed on December 1, 2003, Genesis is no longer affiliated with the Fund's primary supplier of drugs and medical supplies. Consequently, such transactions are no longer reflected as related party.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2004
                                   (Unaudited)



NOTE 2 - RELATED PARTY TRANSACTIONS (Continued)

The Development General Partner loaned the Fund $597,000, as required by the Cash Flow Deficit Guaranty Agreement, to support the operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers during each center's first two years of operations subsequent to the Fund's acquisition of partnership interests. Loans outstanding under the arrangement, including accumulated interest from inception of the loan at 9% per annum, were $1,368,000 at June 30, 2004 and $1,343,000 at December 31, 2003. The Fund is obligated to repay these loans when certain specified financial criteria are met, the most significant of which is the payment of a preferred return to the assignee limited partners as defined in the Fund's partnership agreement.

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

The Fund established a $4,000,000 revolving credit facility with the same commercial bank. The balance outstanding as of June 30, 2004 and December 31, 2003 was $227,000. Borrowings under the credit facility bear interest at a floating rate, which equals the announced commercial prime rate. The bank can renew the credit facility each year for a one-year extension.

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

     Government funded programs, principally Medicaid and Medicare, provide approximately 85% of the Fund's revenue. Over the past five years, changes in funding from these government sources has had a significant impact on the Fund's cash flows and profitability. Through trade and other organizations, the Fund's manager actively participates in partnership with other healthcare providers to pursue strategies to minimize any potentially adverse impact of government funding proposals. The Fund's management believes the continuation of government funding at levels sufficient to profitably operate the Fund's business is its greatest financial risk.

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

     The Fund's working capital (excluding the current portion of long-term debt) increased $821,000 to $5,127,000 at June 30, 2004 as compared to $4,306,000 at December 31, 2003. The Fund has sufficient liquid assets and other available credit resources to satisfy its operating expenditures and anticipated routine capital improvements at each of the seven nursing home facilities.

     Cash flow from operating activities was $1,247,000 for the six-month period ended June 30, 2004 as compared to $2,074,000 for the same period of 2003. This decrease in cash flow was due primarily to an increase in estimated third-party payor settlements to account for revenue to be received from the State of North Carolina relating to the conversion of the State's Medicaid system to a provider tax-based system, partially offset by increased revenue received as a result of Medicare rate increases which went into effect in October 2003.

      The Fund believes that the short-term liquidity needs will be met through expected cash flow from operations and available working capital from the existing revolving credit facility.

     Cash used in investing activities for the six-month period ended June 30, 2004 was $117,000 and included improvements to the Fund's seven operating facilities. Similar improvements made during the first six months of 2003 were $653,000. The decrease in investing activity was due to the delayed commencement of first quarter 2004 capital expenditures which did not begin until the second quarter. The Fund completed approximately $1.2 million of non-routine capital improvements to enhance the functionality and marketability of its Maryland centers in 2003. These improvements were funded from operating cash flow. As a result, the Fund retains the ability to draw on its line of credit facility to fund future improvements, as necessary.

     Cash used in financing activities for the six-month period ended June 30, 2004 included the repayment of long term debt of $335,000 and distributions to partners totaling $1,167,000.

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

     The Fund also has a $4,000,000 line of credit with the same lender under terms similar to the mortgage loan terms described above, except that the line of credit facility requires annual reaffirmation. As of June 30, 2004, the Fund had borrowed $227,000 under this credit facility.

     Between 1988 and 1989, the Development General Partner loaned the Fund $597,000 to support operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers during each centers' first two years of operation. Loans outstanding under this arrangement, including interest at 9% per annum, were $1,368,000 at June 30, 2004 and $1,343,000 at December 31, 2003.

     On August 16, 2004, the Fund will make its second quarter 2004 distribution to partners of $583,000, representing a 6% return. This distribution will be funded by second quarter 2004 operations. The Fund continues to evaluate the impact of newly enacted Medicaid legislation in North Carolina and further capital improvement needs at the facilities. As such, future distributions will be influenced by these considerations.

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

     The final fiscal year 2004 prospective payment system rules for skilled nursing facilities became effective on October 1, 2003. The final rules enhanced the reimbursement rates for 2004 by increasing base rates by 6.26% (a 3% increase in the annual update factor and a 3.26% upward adjustment correcting previous forecast errors). These changes are estimated to have increased Medicare payment rates per patient day by $19. The final rules also provide for the continuation through September 30, 2004 of certain payment add-ons that were authorized in the Balanced Budget Refinement Act to compensate for non-therapy ancillaries.

     On July 30, 2004, the Centers for Medicare and Medicaid Services (CMS) published notice of the fiscal year 2005 prospective payment system rates that will be effective October 1, 2004. The fiscal year 2005 rules provide for a 2.8% market basket increase and continue the current payment system with certain payment add-ons that were authorized to compensate for non-therapy ancillaries. While no changes are made to the fiscal year 2005 rules, CMS affirms that its contractor, the Urban Institute, is expected to complete its study of the skilled nursing payment system and that the study recommendations will be considered as a part of the proposed fiscal year 2006 rules.

     State budget pressures in recent years have translated into reductions in state spending in certain jurisdictions. Given that Medicaid outlays are a significant component of state budgets, the Fund expects continuing cost containment pressures on Medicaid outlays for skilled nursing facilities in the states in which it operates. In each of the major states where the Fund provides services, its manager is working with trade groups, consultants and government officials to responsibly address the particular funding issues.

     The plight of state governments has helped to elevate issues related to Medicaid onto the national agenda. Last year, Congress passed temporary relief to states providing a 2.9% temporary increase in the Federal Medicaid Assistance Percentage for five quarters estimated to provide states $10 billion in Medicaid relief. That assistance terminated on June 30, 2004. While legislation has been introduced in both the U.S. Senate and the U.S. House of Representatives, prospects for Congress extending the temporary assistance are not encouraging. Actions to date on state Medicaid budgets affirm that many states are adjusting state Medicaid spending to reflect the loss of the temporary Federal assistance. While certain of the states the Fund operates in have competed formulating their fiscal year 2005 budgets, it is premature to determine what the impact of these state budget decisions will be on the skilled nursing facility services as detailed rate notices are still in process.

     Among the alternative Medicaid funding approaches that states have explored are nursing home provider assessments as tools for leveraging increase Medicaid matching funds. Such initiatives are authorized under the law. Nursing home provider assessments have been implemented in North Carolina. In June 2004, a new state law in New Jersey was enacted amending previously enacted provider assessment laws to overcome Federal approval concerns. New Jersey is revising its proposed state plan amendments and the state is expected to resubmit its proposal to CMS in the near future. The Fund's manager has not completed its evaluation of the financial impact of the provider assessment proposal in New Jersey, but expects its implementation to have a positive impact on the Fund's net earnings.

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

Results of Operations

    Three Months Ended June 30, 2004 versus Three Months Ended June 30, 2003

     Net earnings for the Fund were $284,000 for the three months ended June 30, 2004 as compared to $378,000 for the same period in fiscal year 2003. The decrease in earnings is primarily due to increased operating and general and administrative costs, and higher management and administration fees, which are partially offset by increased net patient revenues.

     Overall revenues of $16,033,000 increased $690,000 or 4.5% for the three months ended June 30, 2004 compared to the same period in fiscal year 2003. The increase in revenue is primarily due to an increase in Medicaid and Medicare revenues and revenues from Private patients. Medicaid and Medicare revenues increased $115,000 to $13,414,000 for the three months ended June 30, 2004 compared to the same period in fiscal year 2003. Medicaid revenue for the three months ended June 30, 2004 increased $374,000 compared to the same period in the prior year. This increase is primarily due to an overall Medicaid rate increase of approximately 7.0%. This rate increase is driven by the four Maryland centers, which received their annual Medicaid rate adjustment in July 2003, and a rate increase effective October 2003 for the two North Carolina centers. These rate increases are partially offset by a reduction in the Medicaid census. The average daily Medicaid census decreased by 20 residents or 2.9 % for the three months ended June 30, 2004 as compared to the same period in the prior year. Medicare revenue of $3,754,000 decreased $259,000 or 6.5% for the three month period ended June 30, 2004 compared to the same period in fiscal year 2003. The decrease in Medicare revenue is primarily due to a decrease in census, which is partially offset by a rate increase. The average daily Medicare census decreased by 20 residents or 14.7% for the three months ended June 30, 2004 as compared to the same period in the prior year. Revenues from Private patients increased $563,000 or 27.8%, which is due to an increase in the private and insurance census. The average daily Private census increased by 15 residents or 21.4%, and the average daily Insurance census increased by 9 residents or 43.5% for the three months ended June 30, 2004 compared to the same period in fiscal year 2003.

     Second quarter 2004 expenses of $15,749,000 increased $784,000 or 5.2% from the three months ended June 30, 2003.

       Operating expenses of $13,610,000 increased $637,000 or 4.9% in the second quarter of 2004 as compared to the same period in fiscal year 2003. This increase is primarily due to the increased costs of nursing services, property and liability insurance, state assessment, and ancillary costs, which is partially offset by a decrease in bad debt expense. Nursing costs increased $82,000 for the three months ended June 30, 2004 as compared to the same period in fiscal year 2003. This increase is primarily due to inflationary increases in salaries and benefits, and supplies, which is partially offset by a decrease in the cost of temporary nurse staffing. Nursing salaries, benefits and supplies increased $629,000, while temporary nurse staffing expense decreased $547,000 for the three months ended June 30, 2004 compared to the same period in fiscal year 2003. Property and Liability insurance increased $89,000 for the three months ended June 30, 2004 as compared to the same period in fiscal year 2003 due to the annual rate increase effective June. An assessment levied by the state of North Carolina to patient days effective October 2003 in the amount of $250,000 was recognized in the second quarter of 2004. Bad debt expense of $97,000 decreased $142,000 for the three month period ended June 30, 2004 compared to the same period in fiscal year 2003. Ancillary expenses increased $136,000 or 7.3% for the three months ended June 30, 2004 as compared to the same period in 2003. This increase is primarily attributable to the growth in the Insurance census, whose residents have high ancillary usage. The remaining increase in operating costs is due to general inflationary cost increases.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of Operations (continued)

      Management and administrative fees of $879,000 increased $79,000 or approximately 9.9% for the second quarter 2004 compared to the same period in fiscal year 2003. This increase is due to an increase in the management fee expense, which is calculated at 5% of the Fund's net revenues less bad debt expense.

      General and administrative expenses of $324,000 increased $51,000 or 18.7% in the second quarter of 2004 as compared to the same period in fiscal year 2003. This increase is a result of increased auditing, legal, and licensing fees, which increased $14,000, $17,000, and $10,000 respectively over the same period in the prior year. The remaining increase is due to general inflationary cost increases.


      Six Months Ended June 30, 2004 versus Six Months Ended June 30, 2003


     Net earnings for the Fund were $1,316,000 for the six months ended June 30, 2004 as compared to $699,000 for the same period in fiscal year 2003, representing an increase of $617,000 or 88.3 %.

     Overall revenues of $32,774,000 increased $2,024,000 or 6.6% for the six months ended June 30, 2004 as compared to the same period in fiscal year 2003. This increase in revenue is primarily due to increases in revenue from Medicaid and Medicare patients, and revenues from Private patients. Medicaid and Medicare revenue increased $1,344,000 to $27,729,000 for the six month period ended June 30, 2004 compared to the same period in 2003. Medicaid revenue for the six months ended June 30, 2004 increased $1,218,000 compared to the same period in the prior year. This increase is primarily due to an overall Medicaid rate increase of approximately 9.7%. This rate increase is driven by the four Maryland centers, which received their annual Medicaid rate adjustment in July 2003, and a rate increase effective October 2003 for the two North Carolina centers. These rate increases are partially offset by a reduction in the Medicaid census. The average daily Medicaid census decreased by 23 residents or 3.3% for the six months ended June 30, 2004 compared to the same period in the prior year. Medicare revenue increased $126,000 or 1.6% for the six month period ended June 30, 2004 compared to the same period in fiscal year 2003. This increase is primarily due to an enhancement to the Medicare reimbursement rates effective October 2003. See "--- Revenue Sources". This rate increase is partially offset by a reduction in the Medicare census. The average daily Medicare census decreased by 9.5 residents or 6.9% for the six months ended June 30, 2004 compared to the same period in the prior year. Private patients revenue increased $657,000 to $4,987,000 for the six months ended June 30, 2004 as compared to the same period in 2003. This increase is due to growth in the Private and Insurance census. The Private average daily census for the six months ended June 30, 2004 increased 6.1% or 5 residents and the Insurance average daily census increased 36.6% or 8 residents for the six months ended June 30, 2004 compared to the same period in fiscal year 2003.

     Overall expenses increased $1,407,000 or 4.7% to $31,458,000 for the six months ended June 30, 2004 as compared to $30,051,000 for the same period in fiscal year 2003.

     Operating expenses increased $983,000 or 3.8% to $27,145,000 for the six months ended June 30, 2004 as compared to the same period in fiscal year 2003. This increase is primarily due to the increased cost of nursing services, property and liability insurance, state assessment, and ancillary costs, which is partially offset by a decrease in bad debt expense. Nursing costs increased $365,000 for the six months ended June 30, 2004 as compared to the same period in fiscal year 2003. This increase is primarily due to increases in salaries and benefits, and supplies which is partially offset by a decrease in the cost of temporary nurse staffing. Nursing salaries, benefits, and supplies for nursing increased $1,402,000, while temporary nurse staffing expense decreased $1,037,000 for the six months ended June 30, 2004 as compared to the same period in fiscal year 2003. Property and Liability insurance increased $159,000 for the six months ended June 30, 2004 as compared to the same period in fiscal year 2003 due to the annual rate increase effective June 2003. An assessment levied by the state of North Carolina to patient days effective October 2003 in the amount of $387,000 was recognized in the six months ended June 30, 2004. Bad debt expense of $204,000 decreased $ 352,000 for the six month period ended June 30, 2004 compared to the same period in fiscal year 2003 due to improved collection efforts. Ancillary

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of Operations (continued)

expenses increased $107,000 or 2.8% for the three months ended June 30, 2004 as compared to the same period in 2003. This increase is primarily attributable to the growth in the Insurance census, whose residents have high ancillary usage. The remaining increase in operating costs is due to general inflationary cost increases.

     Management and administrative fees of $1,796,000 increased $163,000 or approximately 10.0% for the second quarter 2004 compared to the same period in fiscal year 2003. This increase is due to an increase in the management fee expense, which is calculated at 5% of the Fund's net revenues.

     General and administrative expenses of $641,000 increased $266,000 or 70.9% in the second quarter of 2004 as compared to the same period in fiscal year 2003. This increase is primarily due to a change in New Jersey regulations resulting in a $190,000 reduction of a filing fee expense, which was recorded in the six months ended June 30, 2003. Also auditing, legal, and licensing fees increased $17,000, $18,000, and $9,000 respectively over the same period in the prior year. The remaining increase is due to general inflationary cost increases.

     Depreciation and Amortization expense increased $53,000 to $1,078,000 for the six months ended June 30, 2004 as compared to the same period in fiscal year 2003. This increase is primarily due to an increase in depreciation expense for equipment purchases.

     Interest expense of $798,000 decreased $58,000 for the six months ended June 30, 2004 as compared to the same period in fiscal year 2003. The decrease in interest expense is due to the reduction of the interest rate from 9.75% to 6.5% effective February 1, 2003.


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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP



                          PART I. FINANCIAL INFORMATION


Item 3.     Quantitative and Qualitative Disclosures About Market Risk

     The Fund has exposure to changing interest rates. At June 30, 2004, the Fund has $227,000 of debt subject to variable rates of interest. A one percent increase in such variable rate would result in an increase to the Fund's interest expense of $2,270 annually.


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


                               MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                                              LIMITED PARTNERSHIP




DATE:    8/9/04                 By:      /s/  John M. Prugh
                                     John M. Prugh
                                     President and Director
                                     Brown-Healthcare, Inc.
                                     Administrative General Partner




DATE:    8/9/04                 By:      /s/  Timothy M. Gisriel
                                     Timothy M. Gisriel
                                     Treasurer
                                     Brown-Healthcare, Inc.
                                     Administrative General Partner

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



Date:    8/6/04                        By:   /s/  George V. Hager, Jr.
                                          George V. Hager, Jr.
                                          Chief Executive Officer
                                          Meridian Healthcare Investments, Inc.
                                          Development General Partner

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



Date:    8/6/04                         By:   /s/  James V. McKeon, III
                                        James V. McKeon, III
                                        Chief Financial Officer
                                        Meridian Healthcare Investments, Inc.
                                        Development General Partner

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



Date:    8/9/04                         By:   /s/  John M. Prugh
                                        John M. Prugh
                                        Chief Executive Officer
                                        Brown-Healthcare, Inc.
                                        Administrative General Partner

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



Date:    8/9/04                         By:   /s/  Timothy M. Gisriel
                                        Timothy M. Gisriel
                                        Chief Financial Officer
                                        Brown-Healthcare, Inc.
                                        Administrative General Partner

                                                            Exhibit 32.1


                   MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                               LIMITED PARTNERSHIP

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the filing of Meridian Healthcare Growth and Income Fund Limited Partnership's (the "Fund") Quarterly Report on Form 10-Q for the period ending June 30, 2004 with the Securities and Exchange Commission on the date hereof (the "Report"), We certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Fund.




Date:  8/6/04                        By:   /s/  George V. Hager, Jr.
                                     George V. Hager, Jr.
                                     Chief Executive Officer
                                     Meridian Healthcare Investments, Inc.
                                     Development General Partner


Date:  8/6/04                        By:   /s/  James V. McKeon, III
                                     James V. McKeon, III
                                     Chief Financial Officer
                                     Meridian Healthcare Investments, Inc.
                                     Development General Partner

                                                         Exhibit 32.2


                   MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                               LIMITED PARTNERSHIP

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the filing of Meridian Healthcare Growth and Income Fund Limited Partnership's (the "Fund") Quarterly Report on Form 10-Q for the period ending June 30, 2004 with the Securities and Exchange Commission on the date hereof (the "Report"), We certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Fund.




Date:    8/9/04                         By:   /s/  John M. Prugh
                                        John M. Prugh
                                        Chief Executive Officer
                                        Brown-Healthcare, Inc.
                                        Administrative General Partner


Date:    8/9/04                         By:   /s/  Timothy M. Gisriel
                                        Timothy M. Gisriel
                                        Chief Financial Officer
                                        Brown-Healthcare, Inc.
                                        Administrative General Partner