Form 10-Q
period 2004-09-30
MERIDIAN HEALTHCARE GROWTH & INCOME FUND LTD PARTNERSHIP
filed 2004-11-12
CIK 826682

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


(Mark One)
{ X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 2004

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

Part I. Financial Information

Item 1. Financial Statements

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                September 30,
                                                                    2004          December 31,
                                                                 (Unaudited)          2003
                                                              ---------------   ---------------
Assets
Current Assets
   Cash and cash equivalents                                  $        1,324    $        1,141
   Accounts receivable, net                                            6,597             7,248
   Estimated third-party payor settlements                               649               362
   Prepaid expenses and other current assets                             999               806
                                                              ---------------   ---------------
       Total current assets                                            9,569             9,557
                                                              ---------------   ---------------

Property and equipment, net of accumulated depreciation               30,344            31,207
                                                              ---------------   ---------------

Other assets
   Goodwill, net                                                       4,237             4,237
   Loan acquisition costs, net                                           222               322
                                                              ---------------   ---------------
                                                                       4,459             4,559
                                                              ---------------   ---------------


       Total assets                                           $       44,372    $       45,323
                                                              ===============   ===============

Liabilities and Partners' Capital
Current liabilities
   Current portion of long-term debt                          $          753    $          712
   Line of credit                                                        227               227
   Accrued compensation and related costs                                250                83
   Accounts payable and other accrued expenses                         2,121             2,957
   Estimated third party payor settlements                             1,889             1,984
                                                              ---------------   ---------------
       Total current liabilities                                       5,240             5,963
                                                              ---------------   ---------------

Deferred management fee payable                                        1,095             1,063
Loan payable to the Development General Partner                        1,381             1,343
Long-term debt                                                        20,961            21,504
                                                              ---------------   ---------------
                                                                      23,437            23,910
                                                              ---------------   ---------------

Partners' capital
   General partners                                                     (159)             (161)
   Assignee limited partners; 1,540,040
     units issued and outstanding                                     15,854            15,611
                                                              ---------------   ---------------
       Total partners' capital                                        15,695            15,450
                                                              ---------------   ---------------

       Total liabilities and
         partners' capital                                    $       44,372    $       45,323
                                                              ===============   ===============



     See accompanying notes to condensed consolidated financial statements.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
                  Condensed Consolidated Statements of Earnings
                                   (Unaudited)
                 (Dollars in thousands except per unit amounts)

                                                          Three Months Ended                  Nine Months Ended
                                                  ---------------------------------   ---------------------------------
                                                    September 30,     September 30,     September 30,     September 30,
                                                        2004              2003              2004              2003
                                                  ---------------   ---------------   ---------------   ---------------
Revenues
   Medicaid and Medicare patients                 $       13,621    $       13,701    $       41,350    $       40,086
   Private patients                                        2,285             2,307             7,273             6,637
   Investment and other income                                40                20                99                55
                                                  ---------------   ---------------   ---------------   ---------------
                                                          15,946            16,028            48,722            46,778
                                                  ---------------   ---------------   ---------------   ---------------

Expenses
   Operating, including $1,066, $2,391, $3,306
       and $7,380 to related parties, respectively        13,106            13,329            40,251            39,491
   Management and administration fees
       to related parties                                    875               880             2,670             2,513
   General and administrative                                349               346               993               722
   Depreciation and amortization                             538               535             1,616             1,559
   Interest expense                                          399               400             1,197             1,256
                                                  ---------------   ---------------   ---------------   ---------------
                                                          15,267            15,490            46,727            45,541
                                                  ---------------   ---------------   ---------------   ---------------

Net earnings                                      $          679    $          538    $        1,995    $        1,237
                                                  ===============   ===============   ===============   ===============


Net earnings per unit of assignee
   limited partnership interest
   (computed based on 1,540,040
    units)                                        $         0.44    $         0.35    $         1.28    $         0.80
                                                  ===============   ===============   ===============   ===============




      See accompanying notes to condensed consolidated financial statements

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
              Condensed Consolidated Statement of Partners' Capital
                  For the Nine Months Ended September 30, 2004
                                   (Unaudited)
                             (Dollars in thousands)

                                                             Assignee
                                            General           Limited
                                            Partners          Partners           Total
                                        ---------------   ---------------   ---------------

Balance at December 31, 2003            $         (161)   $       15,611    $       15,450

Net earnings                                        20             1,975             1,995

Distributions to partners                          (18)           (1,733)           (1,750)
                                        ---------------   ---------------   ---------------

Balance at September 30, 2004           $         (159)   $       15,854    $       15,695
                                        ===============   ===============   ===============



      See accompanying notes to condensed consolidated financial statements

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMTIED PARTNERSHIP

                 Condensed Consolidated Statements of Cash Flows
                     For the Nine Months Ended September 30,
                                   (Unaudited)
                             (Dollars in thousands)

                                                                             2004              2003
                                                                        ---------------   ---------------
Cash flows from operating activities
   Net earnings                                                         $        1,995    $        1,237
   Adjustments to reconcile net earnings to net cash
     provided by operating activities
       Depreciation and amortization                                             1,616             1,559
       Minority interest in net earnings of operating partnerships                  24                13
       Increase in loan payable to Development General Partner                      38                38
       Increase in deferred management fee payable                                  32                32
       Change in other assets and liabilities
         Accounts receivable                                                       627               582
         Estimated third-party payor settlements                                  (382)              (32)
         Prepaid expenses and other current assets                                (193)             (193)
         Accrued compensation and related costs                                    167               129
         Accounts payable and other accrued expenses                              (836)             (150)
                                                                        ---------------   ---------------

Net cash provided by operating activities                                        3,088             3,215
                                                                        ---------------   ---------------

Cash flows from investing activities
   Additions to property and equipment                                            (653)           (1,247)
                                                                        ---------------   ---------------


Cash flows from financing activities
   Repayment of long-term debt                                                    (502)             (491)
   Loan acquisition costs                                                            -              (227)
   Borrowings under line of credit                                                   -               227
   Distributions to partners                                                    (1,750)           (1,604)
                                                                        ---------------   ---------------

Net cash used in financing activities                                           (2,252)           (2,095)
                                                                        ---------------   ---------------

Net increase (decrease) in cash and cash equivalents                               183              (127)
Cash and cash equivalents
   Beginning of period                                                           1,141               740
                                                                        ---------------   ---------------

   End of period                                                        $        1,324    $          613
                                                                        ===============   ===============

     See accompanying notes to condensed consolidated financial statements.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


              Notes to Condensed Consolidated Financial Statements
                               September 30, 2004
                                   (Unaudited)

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

The Fund owns 98.99% limited partnership interests in each of the seven operating partnerships. Brown Healthcare Inc. and Meridian Healthcare Investments Inc. are the general partners of the seven underlying partnerships. The Fund, through its seven operating partnerships, derives substantially all of its revenue from extended healthcare provided to nursing center residents including room and board, nursing care, drugs and other medical services.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

The Fund is obligated to pay Brown-Healthcare, Inc. (Administrative General Partner) an annual administration fee of the greater of $75,000 per year or 1/2 of 1% of the Fund's annual revenues. The nursing centers owned by the operating partnerships are managed by Meridian Healthcare, Inc., an affiliate of Meridian Healthcare Investments, Inc. (Development General Partner), under the terms of existing management agreements which provide for management fees equal to 5% of the annual revenues of each nursing center. During 2003, certain of the operating partnerships purchased medical supplies and services from affiliates of the Development General Partner. Such purchases were in turn billed to patients or third party payors at prices which on average approximate the nursing center's cost.

Transactions with these related parties for the three and nine months ended September 30, 2004 and 2003 are as follows:

                                                    Three Months Ended                  Nine Months Ended
                                             Sept. 30, 2004    Sept. 30, 2003    Sept. 30, 2004    Sept. 30, 2003
    Management and administration fees         $ 875,000         $ 880,000         $2,670,000       $2,513,000
*   Drug and medical supplies purchases            -             1,036,000             -             2,758,000
    Nursing and rehabilitation services        1,066,000         1,355,000          3,306,000        4,622,000
    Interest expense on borrowings                24,000            24,000             70,000           70,000

*As a result of a spin-off transaction completed on December 1, 2003, Genesis is no longer affiliated with the Fund's primary supplier of drugs and medical supplies. Consequently, such transactions are no longer reflected as related party.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

              Notes to Condensed Consolidated Financial Statements
                               September 30, 2004
                                   (Unaudited)

NOTE 2 - RELATED PARTY TRANSACTIONS (Continued)

The Development General Partner loaned the Fund $597,000, as required by the Cash Flow Deficit Guaranty Agreement, to support the operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers during each center's first two years of operations subsequent to the Fund's acquisition of partnership interests. Loans outstanding under the arrangement, including accumulated interest from inception of the loan at 9% per annum, were $1,381,000 at September 30, 2004 and $1,343,000 at December 31, 2003. The Fund is obligated to repay these loans when certain specified financial criteria are met, the most significant of which is the payment of a preferred return to the assignee limited partners as defined in the Fund's partnership agreement.

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

The Fund established a $4,000,000 revolving credit facility with the same commercial bank. The balance outstanding as of September 30, 2004 and December 31, 2003 was $227,000. Borrowings under the credit facility bear interest at a floating rate, which equals the announced commercial prime rate. The bank can renew the credit facility each year for a one-year extension.

The mortgage notes payable are secured by deeds of trust on the related property and all assets of the Fund. Under the terms of these loan agreements, the operating partnerships are obligated to conform with specific financial criteria and are subject to certain other covenants. The partnership is in compliance with its covenants as of September 30, 2004.

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

     The Fund's objectives are to (i) preserve Investors' capital; (ii) obtain capital appreciation through increases in the value of the Facilities; and (iii) provide quarterly cash distributions to Investors from income generated by the Facilities' operating income, the income taxation of a portion of which is anticipated to be deferred. The Facilities include four nursing centers located in Maryland; two nursing centers located in North Carolina and one nursing center in New Jersey. Each operating partnership owns the real and personal property of its nursing center facility.

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

     Labor costs, including salaries, wages and benefits, account for a significant portion of the Fund's total operating expenses. The Fund competes with other healthcare providers and with non-healthcare providers for both professional and non-professional employees. In recent years, the Fund and the long-term care industry have experienced shortages in qualified professional clinical staff. While the Fund has been able to retain the services of an adequate number of qualified personnel to staff its facilities and sites of services, it has used expensive temporary nursing agency services to supplement staffing. If a shortage of nurses or other health care workers occurred in the geographic areas in which the Fund operates, it could adversely affect its ability to attract and retain qualified personnel and could further increase its operating costs, without a corresponding increase in the level of government funded reimbursement.

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

     The Fund's working capital (excluding the current portion of long-term debt) increased $776,000 to $5,082,000 at September 30, 2004 as compared to $4,306,000 at December 31, 2003. The Fund has sufficient liquid assets and other available credit resources to satisfy its operating expenditures and anticipated routine capital improvements at each of the seven nursing home facilities.

     Cash flow from operating activities was $3,088,000 for the nine-month period ended September 30, 2004 as compared to $3,215,000 for the same period of 2003. This decrease in cash flow was due primarily to a larger paydown of accounts payable and accrued expenses as well as interim payment of $814,000 required by the State of Maryland for Medicaid excesses reimbursements received by the four Maryland facilities since June 2003.

      The Fund believes that the short-term liquidity needs will be met through expected cash flow from operations and available working capital from the existing revolving credit facility.

     Cash used in investing activities for the nine-month period ended September 30, 2004 was $653,000 and included improvements to the Fund's seven operating facilities. Similar improvements made during the first nine months of 2003 were $1,247,000. The Fund completed approximately $1,200,000 of non-routine capital improvements to enhance the functionality and marketability of its Maryland centers in 2003. These improvements were funded from operating cash flow. As a result, the Fund retains the ability to draw on its line of credit facility to fund future improvements, as necessary.

     Cash used in financing activities for the nine-month period ended September 30, 2004 included the repayment of long term debt of $502,000 and distributions to partners totaling $1,750,000.

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

     The Fund also has a $4,000,000 line of credit with the same lender under terms similar to the mortgage loan terms described above, except that the line of credit facility requires annual reaffirmation. As of September 30, 2004, the Fund had borrowed $227,000 under this credit facility.

     Between 1988 and 1989, the Development General Partner loaned the Fund $597,000 to support operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers during each centers' first two years of operation. Loans outstanding under this arrangement, including interest at 9% per annum, were $1,381,000 at September 30, 2004 and $1,343,000 at December 31, 2003.

     On November 15, 2004, the Fund will make its third quarter 2004 distribution to partners of $583,000, representing a 6% return. This distribution will be funded by operating cash flow. The Fund continues to evaluate the impact of newly enacted Medicaid legislation in North Carolina and further capital improvement needs at the facilities. As such, future distributions will be influenced by these considerations.

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

     The final fiscal year 2004 prospective payment system rules for skilled nursing facilities became effective on October 1, 2003. The final rules enhanced the reimbursement rates for 2004 by increasing base rates by 6.26% (a 3% increase in the annual update factor and a 3.26% upward adjustment correcting previous forecast errors). These changes are estimated to have increased Medicare payment rates per patient day by $19. The final rules also provided for the continuation through September 30, 2004 of certain payment add-ons that were authorized in the Balanced Budget Refinement Act to compensate for non-therapy ancillaries.

     On July 30, 2004, the Centers for Medicare and Medicaid Services (CMS) published notice of the fiscal year 2005 prospective payment system rates that will be effective October 1, 2004. The fiscal year 2005 rules provide for a 2.8% market basket increase. CMS affirms that its contractor, the Urban Institute, is expected to complete its study of the skilled nursing payment system and that the study recommendations will be considered as a part of the proposed fiscal year 2006 rules. The Fund refers to the anticipated refinement to the resource utilization group classification system as "RUGs refinement". Although the Fund's management is unable to predict with certainty the impact of RUGs refinement on the Fund's operating results, it believes RUGs refinement will result in a significant reduction in the Fund's Medicare revenue and profitability.

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

Results of Operations

Three Months Ended September 30, 2004 vs Three Months Ended September 30, 2003

     Net earnings for the Fund were $679,000 for the three months ended September 30, 2004 as compared to $538,000 for the same period in fiscal year 2003. The increase in earnings is primarily due to a decrease in operating costs, partially offset by a decrease in Medicaid and Medicare patients revenues.

     Overall revenues of $15,946,000 decreased $82,000 or .5% for the three months ended September 30, 2004 compared to $16,028,000 for the same period in fiscal year 2003. The decrease in revenue is primarily due to a decrease in revenues from Medicaid and Medicare patients of $80,000. Medicaid revenue of $9,852,000 increased $162,000 for the three months ended September 30, 2004 compared to the same period in the prior year. The Medicaid revenue growth is primarily due to an overall rate increase of 7.4%. This rate increase is driven primarily by the four Maryland centers, which received their annual Medicaid rate adjustment in July 2004, and a rate increase effective October 2003 for the two North Carolina centers. These rate increases are partially offset by a reduction in the Medicaid census. The average daily Medicaid census decreased by 37 residents or 5.4% for the three months ended September 30, 2004 as compared to the same period in the prior year. Medicare revenue of $3,769,000 decreased $242,000 or 6.0% for the three month period ended September 30, 2004 compared to the same period in fiscal year 2003. This decrease is primarily due to a decline in the Medicare census, which was partially offset by an increase in the Medicare rate of 12.7%. The average daily Medicare census decreased 25 residents or 18.3%.

     Third quarter 2004 expenses of $15,267,000 decreased $223,000 or 1.4% from $15,490,000 for the three months ended September 30, 2003.

     Operating expenses decreased $223,000 or 1.7% in the third quarter of 2004 as compared to the same period in fiscal year 2003. This decrease is primarily due to the decreased cost of bad debt expense, nursing services and ancillary costs, which were partially offset by an increase in property and liability insurance and state assessment taxes. Bad debt expense of $113,000 decreased $44,000 for the three month period ended September 30, 2004 compared to the same period in fiscal year 2003. Nursing costs decreased $68,000 for the three months ended September 30, 2004 as compared to the same period in fiscal year 2003. This decrease is primarily due to a decrease in the cost of temporary nurse staffing, which is partially offset by increases in salary, wages, and employee benefits. Temporary nurse staffing expense decreased $315,000, while salary, wages, and employee benefits increased $247,000 for the three months ended September 30, 2004 compared to the same period in fiscal year 2003. Ancillary expenses for the three months ended September 30, 2004 decreased $427,000 or 20.0% compared to the same period in fiscal year 2003, which is attributable to the decline in the Medicare census, whose customers have high ancillary usage. Property and Liability insurance increased $82,000 for the three months ended September 30, 2004 as compared to the same period in fiscal year 2003 due to the annual rate increase effective June. An assessment levied by the state of North Carolina to patient days effective October 2003 in the amount of $133,000 was recognized in the third quarter of 2004. The remaining increase in operating costs is due to general inflationary cost increases.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of Operations (continued)

Nine Months Ended September 30, 2004 versus Nine Months Ended September 30, 2003

     Net earnings for the Fund were $1,995,000 for the nine months ended September 30, 2004 as compared to $1,237,000 for the same period in fiscal year 2003, representing an increase of $758,000 or 61.3 %.

     Overall revenues of $48,722,000 increased $1,944,000 or 4.2 % for the nine months ended September 30, 2004 compared to $46,778,000 for the same period in fiscal year 2003. This increase in revenue is primarily due to increases in revenue from Medicaid and Medicare patients, and revenues from Private patients. Medicaid and Medicare revenue increased $1,264,000 to $41,350,000 for the nine month period ended September 30, 2004 compared to the same period in 2003. Medicaid revenue for the nine months ended September 30, 2004 increased $1,380,000 compared to the same period in the prior year. This increase is primarily due to an overall Medicaid rate increase of 8.9%. This rate increase is driven primarily by the four Maryland centers, which received their annual Medicaid rate adjustment in July 2004, and a rate increase effective October 2003 for the two North Carolina centers. These rate increases are partially offset by a reduction in the Medicaid census. The average daily Medicaid census decreased by 28 residents or 4.0% for the nine months ended September 30, 2004 compared to the same period in the prior year. Medicare revenue decreased $116,000 or 1.0% for the nine month period ended September 30, 2004 compared to the same period in fiscal year 2003. This decrease is primarily due to a decline in the Medicare census, which was partially offset by an increase in the Medicare rate. The average daily Medicare census decreased 15 residents or 10.7%. Private patients revenue increased $636,000 to $7,273,000 for the nine months ended September 30, 2004 as compared to the same period in 2003. This increase is due to growth in the Private and Insurance census, along with an Insurance rate increase. The Private average daily census for the nine months ended September 30, 2003 increased 6.5% or 5 residents, and the Insurance average daily census increased 20.7 % or 5 residents for the nine months ended September 30, 2004 compared to the same period in fiscal year 2003.

     Overall expenses increased $1,186,000 or 2.6% to $46,727,000 for the nine months ended September 30, 2004 as compared to $45,541,000 for the same period in fiscal year 2003.

     Operating expenses increased $760,000 or 1.9% to $40,251,000 for the nine months ended September 30, 2004 as compared to the same period in fiscal year 2003. This increase is primarily due to the increased cost of nursing services, state assessment taxes, and property and liability insurance, which is being partially offset by a decrease in bad debt expense and ancillary costs. Nursing costs increased $228,000 for the nine months ended September 30, 2004 as compared to the same period in fiscal year 2003. This increase is primarily due to increases in salary, wages, and employee benefits, which is partially offset by a decrease in the cost of temporary nurse staffing. Salary, wage, and benefits expense for nurses increased $1,579,000, while temporary nurse staffing expense decreased $1,351,000 for the nine months ended September 30, 2004 compared to the same period in fiscal year 2003. An assessment levied by the state of North Carolina to patient days effective October 2003 in the amount of $432,000 was recognized in the nine months ended September 2004. Property and Liability insurance increased $240,000 for the nine months ended September 30, 2004 as compared to the same period in fiscal year 2003 due to the annual rate increase effective June. Bad debt expense decreased $396,000 or 55.5% for the nine months ended September 30, 2004 as compared to the same period in fiscal year 2003. Ancillary expenses for the nine months ended September 30, 2004 decreased $320,000 or 5.4 % compared to the same period in fiscal 2003, which is attributable to the decline in the Medicare census whose customers have high ancillary usage. Salary, wage, and benefits expense for administration, dietary, housekeeping, laundry, and activities departments increased $ 336,000 for the nine months ended September 30,2004 as compared to the same period in fiscal year 2003. The remaining increase in operating costs is due to general inflationary cost increases.

     Management and administrative fees of $ 2,670,000 increased $157,000 or approximately 6.2% for the third quarter 2004 compared to the same period in fiscal year 2003. This increase is due to an increase in the management fee expense, which is calculated at 5% of the Fund's net revenues.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of Operations (continued)

     General and administrative expenses of $993,000 increased $271,000 or 37.5% in the third quarter of 2004 as compared to the same period in fiscal year 2003. This increase is primarily due to a change in New Jersey regulations resulting in a $189,000 reduction of a filing fee expense, which was recorded in the nine months ended September 30, 2003. Also auditing and legal fees increased $15,000 and $10,000 respectively over the same period in the prior year. The remaining increase is due to general inflationary cost increases.

     Depreciation and Amortization expense increased $57,000 to $1,616,000 for the nine months ended September 30, 2004 as compared to the same period in fiscal year 2003. This increase is primarily due to an increase in depreciation expense for equipment purchases.

     Interest expense of $1,197,000 decreased $59,000 for the nine months ended September 30, 2004 as compared to the same period in fiscal year 2003. The decrease in interest expense is due to the reduction of the interest rate from 9.75% to 6.5% effective February 1, 2003.

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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP



Item 3.    Quantitative and Qualitative Disclosures About Market Risk

     The Fund has exposure to changing interest rates. At September 30, 2004, the Fund has $227,000 of debt subject to variable rates of interest. A one percent increase in such variable rate would result in an increase to the Fund's interest expense of $2,270 annually.


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


                              MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                                       LIMITED PARTNERSHIP




DATE:    11/10/04             By:    /s/  John M. Prugh
                                   John M. Prugh
                                   President and Director
                                   Brown-Healthcare, Inc.
                                   Administrative General Partner




DATE:    11/10/04             By:    /s/  Timothy M. Gisriel
                                   Timothy M. Gisriel
                                   Treasurer
                                   Brown-Healthcare, Inc.
                                   Administrative General Partner

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



Date:    11/8/04                   By:   /s/  George V. Hager, Jr.
                                     George V. Hager, Jr.
                                     Chief Executive Officer
                                     Meridian Healthcare Investments, Inc.
                                     Development General Partner

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


Date:    11/8/04                 By:   /s/  James V. McKeon, III
                                   James V. McKeon, III
                                   Chief Financial Officer
                                   Meridian Healthcare Investments, Inc.
                                   Development General Partner

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



Date:     11/10/04               By:   /s/  John M. Prugh
                                    John M. Prugh
                                    Chief Executive Officer
                                    Brown-Healthcare, Inc.
                                    Administrative General Partner

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


Date:    11/10/04                By:   /s/  Timothy M. Gisriel
                                   Timothy M. Gisriel
                                   Chief Financial Officer
                                   Brown-Healthcare, Inc.
                                   Administrative General Partner

                                                           Exhibit 32.1


                   MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                               LIMITED PARTNERSHIP

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the filing of Meridian Healthcare Growth and Income Fund Limited Partnership's (the "Fund") Quarterly Report on Form 10-Q for the period ending September 30, 2004 with the Securities and Exchange Commission on the date hereof (the "Report"), We certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Fund.




Date:    11/8/04                       By:  /s/  George V. Hager, Jr.
                                        George V. Hager, Jr.
                                        Chief Executive Officer
                                        Meridian Healthcare Investments, Inc.
                                        Development General Partner


Date:    11/8/04                       By:  /s/  James V. McKeon, III
                                        James V. McKeon, III
                                        Chief Financial Officer
                                        Meridian Healthcare Investments, Inc.
                                        Development General Partner

                                                               Exhibit 32.2


                   MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                               LIMITED PARTNERSHIP

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the filing of Meridian Healthcare Growth and Income Fund Limited Partnership's (the "Fund") Quarterly Report on Form 10-Q for the period ending September 30, 2004 with the Securities and Exchange Commission on the date hereof (the "Report"), We certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Fund.




Date:   11/10/04                      By:  /s/  John M. Prugh
                                        John M. Prugh
                                        Chief Executive Officer
                                        Brown-Healthcare, Inc.
                                        Administrative General Partner


Date:    11/10/04                     By:
                                        Timothy M. Gisriel
                                        Chief Financial Officer
                                        Brown-Healthcare, Inc.
                                        Administrative General Partner