Form 10-K
period 2004-12-31
MERIDIAN HEALTHCARE GROWTH & INCOME FUND LTD PARTNERSHIP
filed 2005-03-30
CIK 826682

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

  (Mark One)
  { X }    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2004
                                    OR
  {   }    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

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

                Yes                            No     X

     As of December 31, 2004, there were 1,539,000 Units of Assignee Limited Partnership Interests held by non-affiliates of the Registrant. Because there is not an established public trading market for the Units, the aggregate market value of the Units held by non-affiliates of the Registrant cannot be calculated.

                       Documents Incorporated by Reference

The Annual Report for 2004 is incorporated by reference.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                                      INDEX

                                                                        Page (s)

Cautionary Statement Regarding Forward Looking Statements                      3
Risk Factors                                                                 4-9

Part I.

  Item 1.    Business                                                      10-16
  Item 2.    Properties                                                    17-18
  Item 3.    Legal Proceedings                                                19
  Item 4.    Submission of Matters to a Vote of Security Holders              19


Part II.

  Item 5.    Market for Registrant's Common Equity and Related
                    Stockholder Matters                                       19
  Item 6.    Selected Financial Data                                          20
  Item 7.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    21-26
  Item 7a.   Quantitative and Qualitative Disclosures About Market Risk       26
  Item 8.    Financial Statements and Supplementary Data                      27
  Item 9.    Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                       27
  Item 9a.   Controls and Procedures                                          27
  Item 9b    Other Information                                                27


Part III.

  Item 10.   Directors and Executive Officers of Registrant                28-29
  Item 11.   Executive Compensation                                           29
  Item 12.   Security Ownership of Certain Beneficial Owners
                    and Management                                            30
  Item 13.   Certain Relationships and Related Transactions                   30
  Item 14.   Principal Accountant Fees and Services                           30


Part IV.

  Item 15.   Exhibits and Financial Statement Schedule                     30-31

Signatures                                                                 32-33

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

            Cautionary Statement Regarding Forward-Looking Statements


     Statements made in this report, and in the Fund's other public filings and releases, which are not historical facts, contain "forward-looking" statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties and are subject to change at any time. These forward-looking statements may include, but are not limited to:


o certain statements contained herein, including certain statements in "Management's Discussion and Analysis of Financial Condition and
   Results of Operations" concerning the Fund's business outlook or future economic performances, anticipated profitability, revenues, expenses or other financial items;
o statements contained in "Quantitative and Qualitative Disclosures About Market Risk;" and o statements contained in "Legal Proceedings" regarding the effects of litigation.

     The forward-looking statements involve known and unknown risks, uncertainties and other factors that are, in some cases, beyond the Fund's control. You are cautioned that these statements are not guarantees of future performance and that actual results and trends in the future may differ materially.

     Factors that could cause actual results to differ materially include, but are not limited to, the following, certain of which are discussed more fully here in under Risk Factors:

o changes in the reimbursement rates or methods of payment from Medicare and Medicaid, or the implementation of other measures to reduce the reimbursement for the Fund's services;

o  the expiration of enactments providing for additional governmental funding;

o  the impact of federal and state regulations;

o  changes in case mix, payor mix and payment methodologies;

o  competition in the Fund's business;

o  the capital intensive nature of the Fund's business;

o competition for, and availability of, qualified staff in the healthcare industry;

o the ability to control operating costs and generate sufficient cash flow to meet operational and financial requirements;

o the economic condition of or changes in the laws affecting the Fund's business in those markets in which it operates; and

o acts of God or public authorities, war, civil unrest, terrorism, fire, floods, earthquakes and other matters beyond the Fund's control.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                                  RISK FACTORS

     If any of the following risks and uncertainties develop into actual events, this could have a material adverse effect on the Fund's business, financial condition or results of operations. In that case, the market value of the Fund's Units could decline.

     Healthcare-related legislation has significantly impacted the Fund's business, and future legislation and regulations may negatively affect the Fund's financial condition and results of operations.

     The Fund's business currently receives approximately 84% of its revenues from Medicare and Medicaid. The healthcare industry is experiencing a strong trend toward cost containment, as the government seeks to impose lower reimbursement and resource utilization group rates, limit the scope of covered services and negotiate reduced payment schedules with providers. These cost containment measures generally have resulted in a reduced rate of growth in the reimbursement for the services that the Fund provides relative to the increase in its cost to provide such services.

     Changes to Medicare and Medicaid reimbursement programs have limited, and are expected to continue to limit, payment increases under these programs. Also, the timing of payments made under the Medicare and Medicaid programs is subject to regulatory action and governmental budgetary constraints resulting in a risk that the time period between submission of claims and payment could increase. Further, within the statutory framework of the Medicare and Medicaid programs, a substantial number of areas are subject to administrative rulings and interpretations which may further affect payments. In addition, the federal government did not extend for fiscal year 2005 temporary funding increases for state Medicaid programs and federal and state governments may reduce the funds available under those programs in the future or require more stringent utilization and quality reviews of eldercare centers or other providers.

     The Fund's revenues could be impacted by changes to the Medicare program.

     The Medicare Prescription Drug, Improvement and Modernization Act of 2003, referred to as the Medicare Modernization Act or the MMA, signed into law by the President on December 8, 2003, may have an impact on institutional services. The law constitutes a significant overhaul of the Medicare system, including provisions to provide subsidies to insurers and managed care organizations and establishes mechanisms to allow private healthcare coverage plans to compete with Medicare initially on a pilot basis.


     Effective January 1, 2006, under the MMA, Medicaid coverage of prescription drugs for Medicare beneficiaries who are also eligible for Medicaid will be shifted to the Medicare program. These residents are referred to as "dual eligibles." This change could affect a significant percentage of residents in our nursing facilities.


     As a result of shifting prescription drug coverage from Medicaid to Medicare through such private plans, the MMA could affect the ability of long term care pharmacies to provide pharmacy service to our residents. Currently, under contract, NeighborCare Inc. provides services required by federal law for residents of our facilities and are reimbursed primarily through the Medicaid program. However, it has not yet been determined whether these new private plans will be required to contract with long term care pharmacies, and the Fund does not yet know whether payment rates for the prescription drugs provided by these plans will be sufficient to cover the costs of the pharmacy needs of nursing home residents. Thus, there is a risk that the implementation of the MMA may disrupt pharmacy services to the Fund's facilities. Any such change or reduction in long term care pharmacy services could create additional cost for the Fund, reduce the Fund's ability to meet quality standards and disrupt service delivery to the Fund's residents.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

     Moreover, the MMA covers most prescription drugs, insulin and certain insulin supplies, and approved vaccines. However, certain drugs are excluded from coverage under the new Medicare benefit in Part D, including several drugs that are commonly prescribed for nursing home and other long term care residents. As a result, there is a risk that if these prescription drug costs are not reimbursed under Medicaid or through Medicare, the Fund will need to bear the cost of these drugs.

     The Fund has described only certain provisions of the Medicare Modernization Act applicable to its business. There may be other provisions of the legislation that may impact its business by decreasing revenues or increasing operational expenses. The Fund can make no assurance as to the effect of these provisions on its business.

     Because of the broad scope and phased-implementation of key provisions in the MMA, the Fund is not in a position to assess fully its impact on its business. The impact of this legislation depends upon a variety of factors, including patient mix and the implementing regulations.

     The Centers for Medicare and Medicaid Services, or CMS, affirms that its contractor, the Urban Institute, has completed its study of the skilled nursing payment system in an effort to explore both short-term and long-term solutions to its case mix methodology. It is the Fund's understanding the report is in final CMS review and that its recommendations will be considered as part of the proposed fiscal year 2006 rules, effective October 1, 2005. The Fund refers to the anticipated refinement to the resource utilization group classification system as "RUGs refinement." Although the Fund is unable to predict with certainty the extent of the impact of RUGs refinement on its operating results, the Fund believes it could result in a significant reduction in its revenues and profitability.

     It is not possible to quantify fully the effect of potential legislative changes, the interpretation or administration of such legislation or any other governmental initiatives on the Fund's business. Accordingly, there can be no assurance that the impact of any future healthcare legislation or regulation will not further adversely affect the Fund's business. There can be no assurance that payments under governmental and private third-party payor programs will be timely, will remain at levels similar to present levels or will, in the future, be sufficient to cover the costs allocable to residents eligible for reimbursement pursuant to such programs. The Fund's financial condition and results of operations are affected by the reimbursement process, which is complex and can result in delays between the time that revenue is recognized and the time that reimbursement amounts are settled.

     The Fund's revenues could be impacted by federal and state changes to Medicaid.

     Jointly financed by the federal and state governments, Medicaid is an essential part of the health coverage and financing system nationally and in every state. Combined federal and states' Medicaid outlays are projected to exceed $319 billion in calendar year 2005 and account for nearly 17% of total national healthcare expenditures. Medicaid is the principal purchaser for approximately 52% of nursing home services purchased in the United States. Rapidly increasing Medicaid spending combined with slow state revenue growth and competing budgetary requirements has led many states to institute measures aimed at controlling spending growth. Historically, these budget pressures have translated into reductions in state Medicaid spending. Given that Medicaid outlays are a significant component of state budgets, the Fund expects continuing cost containment pressures on Medicaid outlays for skilled nursing facilities in the states in which it operates, which could result in Medicaid rate adjustments that are below the average inflationary increase in the Fund's operating costs. States may be unable to continue to support financially growing Medicaid programs as currently structured. There is no assurance that federal assistance with the funding of these programs will in fact result, or continue.

     The Medicaid program is highly dependent upon levels of state and federal funding. In 2003, Congress passed temporary relief to states providing a 2.9% increase in the federal Medicaid Assistance Percentage for five quarters estimated to provide states $10 billion in Medicaid relief. That assistance terminated on June 30, 2004. Actions to date on state Medicaid budgets affirm that many states are adjusting state Medicaid spending downward to reflect the loss of the temporary federal assistance. Medicaid funding is set annually. Most states are formulating their fiscal year 2006 budgets.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

     A number of states have enacted state legislation authorizing a provider assessment. Under current law, if such assessments meet specific regulatory tests, they are eligible for federal matching funds. Before such plans can be implemented, they must be reviewed and approved by CMS, the federal agency responsible for Medicaid. CMS has slowed the processing of a number of the state requests, especially those that require federal waiver authority. Recent developments suggest that CMS is attempting to negotiate with states on the specific provisions of state plans. Thus, it is unclear whether successful efforts to secure state legislative and regulatory approvals of provider assessments will necessarily lead to CMS approvals. It is unclear whether the delayed implementation might cause states to abandon provider assessment initiatives and/or to seek alternative ways to secure budget projections. Nursing home provider assessments have been implemented in one state where the Fund operates (North Carolina). Subsequent to the Fund's fiscal year ended December 31, 2004, a provider assessment program was finalized in the state of New Jersey. The Fund expects the implementation of the New Jersey provider assessment to have a positive impact on its financial condition and results of operations.

     With the 1997 repeal of the Boren Amendment, which governed federal payment standards for Medicaid payments to skilled nursing facilities, there can be no assurances that budget constraints or other factors will not cause states to reduce Medicaid reimbursement to skilled nursing facilities or that payments to skilled nursing facilities will be made on a timely basis.

     The Fund conducts business in a heavily regulated industry, and changes in regulations and violations of regulations may result in increased costs or sanctions, including loss of licensure and decertification.

     The Fund's business is subject to extensive federal, state and, in some cases, local regulation with respect to, among other things, participation in the Medicare and Medicaid programs, licensure and certification of eldercare centers, and reimbursement. These regulations relate, among other things, to the adequacy of physical plant and equipment, qualifications of personnel, standards of care, government reimbursement and operational requirements. Compliance with these regulatory requirements, as interpreted and amended from time to time, can increase operating costs and thereby adversely affect the financial viability of our business. Because these regulations are amended from time to time and are subject to interpretation, the Fund cannot predict when and to what extent liability may arise. Failure to comply with current or future regulatory requirements could also result in the imposition of various remedies including (with respect to inpatient care) fines, restrictions on admission, denial of payment for all or new admissions, the revocation of licensure, decertification, imposition of temporary management or the closure of a facility or site of service.

     The Fund is subject to periodic audits by the Medicare and Medicaid programs, which have various rights and remedies against the Fund if they assert that the Fund has overcharged the programs or failed to comply with program requirements. Rights and remedies available to these programs include repayment of any amounts alleged to be overpayments or in violation of program requirements, or making deductions from future amounts due to the Fund. These programs may also impose fines, criminal penalties or program exclusions. Other third-party payor sources also reserve rights to conduct audits and make monetary adjustments in connection with or exclusive of audit activities.

     In the ordinary course of the Fund's business, and in response to regulatory inquiries, investigations and audits by federal and state agencies, the Fund's centers periodically receive statements of deficiencies regarding its Medicare and Medicaid requirements for participation. In response, the nursing center implements a plan of correction. This plan must be acceptable to the regulatory agency. Often, the agency conducts a re-survey to confirm regulatory compliance. In the event that these deficiencies are deemed significant and/or are repeat deficiencies, the regulatory agency may impose remedies.

     These actions may adversely affect a provider's ability to continue to operate, the ability to provide certain services and/or eligibility to participate in the Medicare or Medicaid programs or to receive payments from other payors. Certain of the Fund's centers have received notices that, as a result of alleged deficiencies, federal and/or state agencies were taking steps to impose remedies. Additionally, actions taken against one center or service site may subject other centers or service sites under common control or ownership to adverse remedies.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

     The Fund is also subject to federal and state laws that govern financial and other arrangements between healthcare providers. These laws often prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce the referral of patients to a particular provider for medical products and services. Possible sanctions for violation of any of these restrictions or prohibitions include loss of eligibility to participate in reimbursement programs and/or civil and criminal penalties. Furthermore, some states restrict certain business relationships between physicians and other providers of healthcare services. Many states prohibit business corporations from providing, or holding themselves out as a provider of, medical care. From time to time, the Fund may seek guidance as to the interpretation of these laws; however, there can be no assurance that such laws will ultimately be interpreted in a manner consistent with the Fund's practices.

     In recent years it has become more difficult for nursing facilities to maintain licensure and certification. The Fund has experienced and expect to continue to experience increased costs in connection with maintaining it's licenses and certifications as well as increased enforcement actions. Failure to provide quality resident care may result in civil and/or criminal fines and penalties.

     The operation of the Fund's eldercare centers is subject to federal and state laws prohibiting fraud by healthcare providers, including criminal provisions, which prohibit filing false claims or making false statements to receive payment or certification under Medicare or Medicaid, or failing to refund overpayments or improper payments. Violation of these criminal provisions is a felony punishable by imprisonment and/or fines. The Fund may be subject to fines and treble damage claims the Fund violates the civil provisions that prohibit the knowing filing of a false claim or the knowing use of false statements to obtain payment.

     State and federal governments are devoting increased attention and resources to anti-fraud initiatives against healthcare providers. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, and the Balanced Budget Act expanded the penalties for healthcare fraud, including broader provisions for the exclusion of providers from the Medicaid program. While the Fund believes that its business practices are consistent with Medicare and Medicaid criteria, those criteria are often vague and subject to change and interpretation. Investigations of alleged fraud could have an adverse effect on our financial position, results of operations and cash flows.

     The Fund faces additional federal requirements that mandate major changes in the transmission and retention of health information. HIPAA was enacted to ensure, first, that employees can retain and at times transfer their health insurance when they change jobs, and second, to simplify healthcare administrative processes. This simplification includes expanded protection of the privacy and security of personal medical data and requires the adoption of standards for the exchange of electronic health information. Among the standards that DHHS has adopted pursuant to the standards for the following: electronic transactions and code sets, unique identifiers for providers, employers, health plans and individuals, security and electronic signatures, privacy and enforcement. Although HIPAA was ultimately intended to reduce administrative expenses and burdens faced within the healthcare industry, the Fund believes that implementation of this law will result in additional costs. Failure to comply with the HIPAA could result in fines and penalties that could have a material adverse effect on us.

     State laws and regulations could affect the Fund's ability to grow.

     Several states in which the Fund operates have adopted certificate of need or similar laws that generally require that a state agency approve certain acquisitions and determine the need for certain bed additions, new services and capital expenditures or other changes exist prior to the acquisition or addition of beds or services, the implementation of other changes or the expenditure of capital. State approvals are generally issued for a specified maximum expenditure and require implementation of the proposal within a specified period of time. Failure to obtain the necessary state approval can result in the inability to provide the service, to operate the centers, to complete the acquisition, addition or other change, and can also result in the imposition of sanctions or adverse action on the center's license and adverse reimbursement action. There can be no assurance that the Fund will be able to obtain certificate of need approval for all future projects requiring such approval or that such approvals will be timely.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

     Possible changes in the case mix of patients as well as payor mix and payment methodologies may significantly affect the Fund's profitability.

     The sources and amounts of the Fund's patient revenues will be determined by a number of factors, including licensed bed capacity and occupancy rates of the Fund's centers, the mix of patients and the rates of reimbursement among payors. Changes in the case mix of the patients as well as payor mix among private pay, Medicare and Medicaid will significantly affect the Fund's profitability. Particularly, any significant increase in the Fund's Medicaid population could have a material adverse effect on the Fund's financial position, results of operations and cash flow, especially if states operating these programs continue to limit, or more aggressively seek limits on, reimbursement rates.

     The Fund faces intense competition in its business.

     The healthcare industry is highly competitive. The Fund competes with a variety of other organizations in providing eldercare services, many of which have greater financial and other resources and may be more established in their respective communities than the Fund is. Competing companies may offer newer or different centers or services than the Fund does and may thereby attract patients or customers who are presently patients, customers or are otherwise receiving the Fund's services.

     The Fund's business is capital intensive, requiring it to continually direct financial resources to the maintenance and enhancement of physical plant and equipment.

     The Fund wholly-owns seven skilled nursing centers. The Fund's ability to maintain and enhance its physical plant and equipment in a suitable condition to meet regulatory standards, operate efficiently and remain competitive in its markets requires the Fund to commit a substantial portion of its free cash flow to continued investment in physical plant and equipment. Certain of the Fund's competitors may operate centers that are not as old as the Fund's centers, or may appear more modernized then the Fund's centers, and therefore may be more attractive to prospective customers.

     If factors, including factors indicated in these Risk Factors and other factors beyond the Fund's control, render it unable to direct the necessary financial and human resources to the maintenance, upgrade and modernization of physical plant and equipment, the Fund's financial condition and results of operations could be adversely impacted.

     The Fund could experience significant increases in its operating costs due to continued intense competition for qualified staff and minimum staffing laws in the healthcare industry.

     The Fund and the healthcare industry continue to experience shortages in qualified professional clinical staff. The Fund competes with other healthcare providers and with non-healthcare providers for both professional and non-professional employees. As the demand for these services continually exceeds the supply of available and qualified staff, the Fund and its competitors have been forced to offer more attractive wage and benefit packages to these professionals and to utilize outside contractors for these services at premium rates. Furthermore, the competitive arena for this shrinking labor market has created high turnover among clinical professional staff as many seek to take advantage of the supply of available positions, each offering new and more attractive wage and benefit packages. In addition to the wage pressures inherent in this environment, the cost of training new employees amid the high turnover rates has increased pressure on the Fund's operating margins. Lastly, increased attention to the quality of care provided in skilled nursing facilities has caused several states to mandate and other states to consider mandating minimum staffing laws that further increase the gap between demand for and supply of qualified individuals and lead to higher labor costs. While the Fund has been able to retain the services of an adequate number of qualified personnel to staff its facilities appropriately and maintain its standards of quality care, there can be no assurance that

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

     The Fund could experience significant increases in its operating costs due to continued intense competition for qualified staff and minimum staffing laws in the healthcare industry. (continued)

continued shortages will not in the future affect the Fund's ability to attract and maintain an adequate staff of qualified healthcare personnel. A lack of qualified personnel at a facility could result in significant increases in labor costs and an increased reliance on expensive temporary professional staffing agencies at such facility or otherwise adversely affect operations at such facility. Any of these developments could adversely affect the Fund's operating results.

     If the Fund is unable to control operating costs and generate sufficient cash flow to meet operational and financial requirements, including servicing the Fund's indebtedness, the Fund's business operations may be adversely affected.

         Cost containment and lower reimbursement levels relative to inflationary increases in cost by third-party payors, including federal and state governments, have had a significant impact on the healthcare industry as a whole and on the Fund's cash flows. The Fund's operating margins continue to be under pressure because of continuing regulatory requirements and scrutiny and growth in operating expenses, such as labor costs and insurance premiums. In addition, as a result of competitive pressures, the Fund's ability to maintain operating margins through price increases to private patients is limited.

     The Fund's ability to make payments on its existing and future debt and to pay its expenses will depend on its ability to generate cash in the future. The Fund's ability to generate cash is subject to various risks and uncertainties, including those disclosed in this section and prevailing economic, regulatory and other conditions beyond the Fund's control.

     A significant portion of the Fund's business is concentrated in certain markets and the respective economic conditions or changes in the laws affecting the Fund's business in those markets could have a material adverse effect on the Fund's operating results.

     The Fund receives approximately 57% of its revenue from operations in Maryland. The economic condition of the Maryland market could affect the ability of the Fund's patients and third-party payors to reimburse the Fund for its services through a reduction of disposable household income or the ultimate reduction of the tax base used to generate state funding of their respective Medicaid programs. An economic downturn, or changes in the laws affecting the Fund's business in the Maryland market and in surrounding markets, could have a material adverse effect on the Fund's financial position, results of operations and cash flows.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                                     PART I

Item 1.  Business

Description of the Fund's Business

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

     The Fund's sole business is its investment in partnerships which own and operate nursing centers that are healthcare facilities licensed by individual states to provide long-term healthcare within guidelines established by the appropriate state health agencies and as directed by each patient's physician. Healthcare and related services from private pay and other patients and Medicaid and Medicare patients accounted for approximately 99% of revenues during each of the years in the three-year period ended December 31, 2004.

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

Description of the Fund's Business (continued)

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

Medicare and Medicaid

     The Health Insurance for Aged and Disabled Act (Title XVIII of the Social Security Act), known as "Medicare," has made available to nearly every United States citizen 65 years of age and older a broad program of health insurance designed to help the nation's elderly meet hospital and other healthcare costs. The Medicare program consists of four parts: (i) Medicare Part A, which covers, among other things, inpatient hospital, skilled long-term care, home healthcare and certain other types of healthcare services; (ii) Medicare Part B, which covers physicians' services, outpatient services and certain items and services provided by medical suppliers; (iii) a managed care option for beneficiaries who are entitled to Medicare Part A and enrolled in Medicare Part B, known as Medicare Advantage or Medicare Part C and (iv) a new Medicare Part D benefit that becomes effective in 2006 covering prescription drugs. Under Medicare Part B, the Fund is entitled to payment for medically necessary therapy services and products that replace a bodily function (i.e., ostomy supplies), home medical equipment and supplies and a limited number of specifically designated prescription drugs. The Medicare program is administered by the Centers for Medicare and Medicaid Services (CMS).

     Medicaid (Title XIX of the Social Security Act) is a federal-state matching program, whereby the federal government, under a need based formula, matches funds provided by the participating states for medical assistance to "medically indigent" persons. The programs are administered by the applicable state welfare or social service agencies under federal rules. Although Medicaid programs vary from state to state, traditionally they have provided for the payment of certain expenses, up to established limits, at rates determined in accordance with each state's regulations. For skilled nursing centers, most states pay prospective rates, and have some form of acuity adjustment. In addition to facility based services, most states cover an array of medical ancillary services. Payment methodologies for these services vary based upon state preferences and practices permitted under federal rules.


     State Medicaid programs generally have long-established programs for reimbursement which have been revised and refined over time. Any future changes in such reimbursement programs or in regulations relating thereto, such as reductions in the allowable reimbursement levels or the timing of processing of payments, could adversely affect our business. The annual increase in the federally matched funds could vary from state to state based on a variety of factors. Additionally, any shift from Medicaid to state designated managed care plans could adversely affect our business.

     Medicare and Medicaid are subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings and government funding restrictions, all of which may materially affect the timing and/or levels of payments to us for our services.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

Revenue Sources (continued)

Medicare and Medicaid (continued)


     The Fund is subject to periodic audits by the Medicare and Medicaid programs, which have various rights and remedies against us if they assert that the Fund has overcharged the programs or failed to comply with program requirements. These rights and remedies may include requiring the repayment of any amounts alleged to be overpayments or in violation of program requirements, or making deductions from future amounts due to us. Such programs may also impose fines, criminal penalties or program exclusions. Other third-party payor sources also reserve rights to conduct audits and make monetary adjustments in connection with or inclusive of auditing activities.

Laws Affecting Medicare Revenues

     Participating skilled nursing facilities are reimbursed under a prospective payment system for inpatient Medicare covered services. The prospective payment system commenced with a facility's first cost reporting period beginning on or after July 1, 1998 and phased in over a three-year period. Under the prospective payment system, or PPS, skilled nursing facilities are paid a predetermined amount per patient, per day or "per diem" based on the anticipated costs of treating patients. The per diem rate is determined by classifying each patient into one of 44 resource utilization groups (RUGS III) using the information gathered as a result of each patient's minimum data set assessment. There is a separate per diem rate for each of the resource utilization group classifications. The per diem rate also covers rehabilitation and non-rehabilitation ancillary services.

     The Medicare Prescription Drug, Improvement and Modernization Act of 2003, referred to as the Medicare Modernization Act or the MMA, signed into law by the President on December 8, 2003, may have an impact on institutional services. The law constitutes a significant overhaul of the Medicare system, including provisions to provide subsidies to insurers and managed care organizations and establishes mechanisms to allow private healthcare coverage plans to compete with Medicare initially on a pilot basis.

     Effective January 1, 2006, under the MMA, Medicaid coverage of prescription drugs for Medicare beneficiaries who are also eligible for Medicaid will be shifted to the Medicare program. These residents are referred to as "dual eligibles." This change could affect a significant percentage of residents in our nursing facilities.

     As a result of shifting prescription drug coverage from Medicaid to Medicare through such private plans, the MMA could affect the ability of long term care pharmacies to provide pharmacy service to our residents. Currently, under contract, NeighborCare Inc. provides services required by federal law for residents of our facilities and are reimbursed primarily through the Medicaid program. However, it has not yet been determined whether these new private plans will be required to contract with long term care pharmacies, and the Fund does not yet know whether payment rates for the prescription drugs provided by these plans will be sufficient to cover the costs of the pharmacy needs of nursing home residents.

     The MMA covers most prescription drugs, insulin and certain insulin supplies, and approved vaccines. However, certain drugs are excluded from coverage under the new Medicare benefit in Part D, including several drugs that are commonly prescribed for nursing home and other long term care residents.

     The Fund has described only certain provisions of the Medicare Modernization Act applicable to its business. There may be other provisions of the legislation that may impact its business by decreasing revenues or increasing operational expenses. The Fund can make no assurance as to the effect of these provisions on its business.

     On July 30, 2004, CMS published notice of the fiscal year 2005 prospective payment system rates that became effective October 1, 2004. The fiscal year 2005 rules provide for a 2.8% market basket increase. CMS affirms that its contractor, the Urban Institute, has completed its study of the skilled nursing payment system in an effort to explore both short-term and long-term solutions to its case mix methodology. It is the Fund's understanding the report is in final CMS review and that its recommendations will be considered as part of the proposed fiscal year

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

Revenue Sources (continued)

Laws Affecting Medicare Revenues (continued)

2006 rules, effective October 1, 2005. The Fund refers to the anticipated refinement to the resource utilization group classification system as "RUGs refinement." Although the Fund is unable to predict with certainty the extent of the impact of RUGs refinement on its operating results, the Fund believes it could result in a significant reduction in its revenues and profitability.

Laws Affecting Medicaid Revenues

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

     The plight of state governments has helped to elevate issues related to Medicaid onto the national agenda. In 2003, Congress passed temporary relief to states providing a 2.9% temporary increase in the Federal Medicaid Assistance Percentage for five quarters estimated to provide states $10 billion in Medicaid relief. That assistance terminated on June 30, 2004. The President's Budget for 2006 also calls for reductions Medicaid State Funding such as reduction in revenue achieved through provider assessments. Actions to date on state Medicaid budgets affirm that many states are adjusting state Medicaid spending downward to reflect the loss of the temporary Federal assistance.

     A number of states have enacted state legislation authorizing a provider assessment. Under current law, if such assessments meet specific regulatory tests, they are eligible for federal matching funds. Before such plans can be implemented, they must be reviewed and approved by CMS, the federal agency responsible for Medicaid. CMS has slowed the processing of a number of the state requests, especially those that require federal waiver authority. Recent developments suggest that CMS is attempting to negotiate with states on the specific provisions of state plans. Thus, it is unclear whether successful efforts to secure state legislative and regulatory approvals of provider assessments will necessarily lead to CMS approvals. It is unclear whether the delayed implementation might cause states to abandon provider assessment initiatives and/or to seek alternative ways to secure budget projections. Nursing home provider assessments have been implemented in one state where the Fund operates (North Carolina). Subsequent to the Fund's fiscal year ended December 31, 2004, a provider assessment program was finalized in the state of New Jersey. The Fund expects the implementation of the New Jersey provider assessment to have a positive impact on its financial condition and results of operations.

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

Legislative and Regulatory Issues

General

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

Licensure, Certification and Regulation

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

Laws Affecting Billing and Billing Practices

     The Fund is also subject to federal and state laws that govern financial and other arrangements between healthcare providers. These laws often prohibit certain direct and indirect payments or fee-splitting arrangements between healthcare providers that are designed to induce or encourage the referral of patients to, or the recommendation of, a particular provider for medical products and services. These laws include:

o the "anti-kickback" provisions of the federal Medicare and Medicaid programs, which prohibit, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate) directly or indirectly in return for or to induce the referral of an individual to a person for the furnishing or arranging for the furnishing of any item or service for which payment may be made in whole or in part under Medicare or Medicaid; and

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

Legislative and Regulatory Issues (continued)

Laws Affecting Billing and Billing Practices (continued)

     o the "Stark laws" which prohibit, with limited exceptions, the referral of patients by physicians for certain services, including home health services, physical therapy and occupational therapy, to an entity in which the physician has a financial interest.

Laws Governing Health Information

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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

Legislative and Regulatory Issues (continued)

     The Department of Health and Human Services finalized the transaction standards on August 17, 2000. The Department of Health and Human Services issued the privacy standards on December 28, 2000, and, after certain delays, they became effective on April 14, 2001, with a compliance date of April 14, 2003. On February 20, 2003, the Department of Health and Human Services issued final rules governing the security of health information. These rules specify a series of administrative, technical and physical security procedures to assure the confidentiality of electronic protected health information. Affected parties will have until April 20, 2005 to be fully compliant. Sanctions for failing to comply with HIPAA health information practices provisions include criminal penalties and civil sanctions.

     In January 2004, CMS announced the adoption of the National Provider Identifier as the standard unique health identifier for health care providers to use in filing and processing health care claims and other transactions. The rule is effective May 23, 2005.

     At this time, the Fund's manager anticipates that the Fund will be able to fully comply with those HIPAA requirements that have been adopted.

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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


Item 2.  Properties

         The Fund owns Operating Partnership Interests in operating partnerships that own four nursing facilities in the State of Maryland, two nursing facilities in the State of North Carolina, and one nursing facility in New Jersey. The Fund believes that its physical properties are well maintained and are in suitable condition for the conduct of its business. The Facilities are described below:


                                                                             Property & Equipment        Patient
                                                                             (before depreciation)     Revenues in
                                                                             at December 31, 2004      fiscal 2004
  Name and Location                 Description                                         (Dollars in Thousands)

 Facility 1.   Hamilton           A 104-bed nursing facility located on             $ 5,407              $ 6,730
 6040 Harford Road                1.06 acres, constructed in 1972
 Baltimore City,                  consisting of a "T" shaped two-story
 Maryland                         plus partial basement masonry structure
                                  containing 22,082 square feet.  The
                                  facility contains 104 comprehensive care
                                  beds of which all are
                                  Medicare-certified. There are two
                                  private rooms, 15 semi-private rooms, 4
                                  three-person rooms and 15 four-person
                                  rooms.


 Facility 2.                      A 215-bed nursing facility located on              12,413                12,200
 Randallstown                     2.83 acres, constructed in 1971
 9109 Liberty Road                consisting of a rectangular-shaped
 Randallstown,  Maryland          two-story plus partial basement masonry
                                  structure containing a total of 72,780
                                  square feet.  The facility contains 215
                                  comprehensive care beds of which all
                                  are Medicare-certified. There are 96
                                  semi-private rooms and 23 private rooms.


 Facility 3.   Caton              A 168-bed nursing facility located on               9,087                 9,893
 Manor                            0.92 acres, constructed in 1972
 3330 Wilkens Avenue              consisting of an "L" shaped four-story
 Baltimore City,                  plus basement masonry structure
 Maryland                         containing a total of 48,660 square
                                  feet. All 168 beds are comprehensive
                                  care beds and are all
                                  Medicare-certified. All rooms are
                                  semi-private.


                                                                                      8,472                 8,485
 Facility 4.  Frederick           A 137-bed nursing facility located on
 (Collegeview)                    1.13 acres, originally constructed in
 700 Toll House Avenue            1966 consisting of a two-story plus
 Frederick, Maryland              partial basement masonry structure, the
                                  second floor added in 1968, containing
                                  a total of 52,661 square feet.  The
                                  facility contains 137 comprehensive
                                  care beds of which all are
                                  Medicare-certified.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                                                                             Property & Equipment        Patient
                                                                             (before depreciation)     Revenues in
                                                                             at December 31, 2004      fiscal 2004
  Name and Location                 Description                                         (Dollars in Thousands)


Facility 5.  Mooresville           A 160-bed nursing facility located on 11.38         6,802               8,839
550 Glenwood Road                  acres, originally constructed with 100 beds
Mooresville,                       in 1988 with a 60-bed addition completed in
North Carolina                     1992 consisting of a one-story slab on grade
                                   building containing a total of 47,657 square
                                   feet. The facility contains 130 beds for
                                   skilled care and intermediate care residents,
                                   of which all are Medicare certified. There
                                   are 30 beds in the Home for the Aged (HA)
                                   wing. There are 8 private rooms and 76 semi-
                                   private rooms.


Facility 6.  Salisbury             A 180 bed nursing facility located on 6.02          6,589              10,314
710 Julian Road                    acres, originally constructed with 120 beds
Salisbury,                         in 1988 with a 60-bed addition completed in
North Carolina                     1991 consisting of a one-story slab on grade
                                   building containing a total of 50,500 square
                                   feet. The facility contains 160 beds for
                                   skilled care and intermediate care residents,
                                   of which all are Medicare certified. There
                                   are 20 beds in the Home for the Aged (HA)
                                   wing. There are 16 private rooms and 82 semi-
                                   private rooms.



Facility 7.  Woodlands             A 140-bed nursing facility located on 6.52          9,184               9,106
1400 Woodland Avenue               acres, constructed in 1989 consisting of a
Plainfield, New Jersey             two-story slab on grade building containing
                                   a total of 54,000 square feet. The facility
                                   contains 120 comprehensive nursing home
                                   beds, of which all are Medicare certified,
                                   and 20 residential care beds. There are 12
                                   private rooms, 46 semi-private rooms and 9
                                   four-bedrooms.                                 ----------           ---------

                                                                                  $   57,954           $  65,567
                                                                                  ==========           =========

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


     As of December 31, 2004, there were 1,614 holders of Units of the registrant, owning an aggregate of 1,540,040 Units, including 40 Units held by the Assignor Limited Partner. The Fund made four quarterly distributions totaling approximately $2,333,000 in fiscal year end December 31, 2004, $2,187,000 in 2003 and $ 3,306,000 in 2002. See Note 5, "Distributions to
Partners and Allocation of Net Earnings", in Item 8. Financial Statements and Supplementary Data, herein.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


Item 6.  Selected Financial Data

                                                                Years Ended December 31,

                                                2004           2003        2002         2001         2000
                                                    (Dollars in thousands - except per Unit amounts)
Statement of Earnings Data
--------------------------

Net revenue                                   $65,706        $63,849     $61,920      $59,933      $55,764
Net earnings                                    3,419          2,326       2,384        2,191        2,282

Net earnings per assignee Unit-basic        $    2.20      $    1.50   $    1.53    $    1.41    $    1.47


Operating Data

Payor mix (as a percent of revenue):
     Medicaid and Medicare                        84%            85%         84%          83%          80%
     Private                                      16%            15%         16%          17%          20%

Occupancy percentage                            85.5%          88.2%       89.9%        90.0%        86.2%

Patient Days Available                        403,000        403,000     403,000      406,000      430,000


Balance Sheet Data

Total assets                                  $44,474        $45,323     $45,839      $48,777      $49,398
Property and equipment, net of
     accumulated depreciation                  30,359         31,207      31,231       31,927       32,934
Debt, including loan payable to
     Development General Partner               23,138         23,786      24,169       24,588       24,964
Partners' capital                              16,536         15,450      15,311       16,233       17,348

Cash distributions paid per Assignee
     Limited Partner Unit:
     from operations                        $    1.50       $   1.41    $   2.13     $   2.13     $   1.70
     from return of capital                         -              -           -            -          .43
                                            $    1.50       $   1.41    $   2.13     $   2.13     $   2.13



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

     Government funded programs, principally Medicaid and Medicare, provide approximately 84% of the Fund's revenue. Over the past five years, changes in funding from these government sources has had a significant impact on the Fund's cash flows and profitability. Through trade and other organizations, the Fund's manager actively participates in partnership with other healthcare providers to pursue strategies to minimize any potentially adverse impact of government funding proposals. The Fund's management believes the continuation of government funding at levels sufficient to profitably operate the Fund's business is its greatest financial risk.

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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


Item 7. Management's Discussion and Analysis of Financial Condition
              and Results of Operations (continued)

Certain Transactions and Events

     On February 11, 2005 the Fund entered into an Asset Purchase Agreement for the sale of the seven nursing facilities and on February 22, 2005 the Purchaser escrowed its required $1,000,000 good faith deposit under this Agreement. The purchase price per the Agreement is $50,000,000. Under the terms of the Agreement and assuming the consent of the holders of a majority of the Fund's units, the General Partners expect the sale to close by the end of the second quarter of 2005 and project the sale will result in distributable proceeds of approximately $20 per original $25 investment unit.


Liquidity and Capital Resources

     Reference to the Fund's consolidated balance sheets and consolidated statements of cash flows will facilitate understanding of the discussion that follows.

     The Fund's working capital (excluding the current portion of long-term debt) increased $1,461,000 to $5,767,000 at December 31, 2004 as compared to $4,306,000 at December 31, 2003. The Fund has sufficient liquid assets and other available credit resources to satisfy its operating expenditures and anticipated routine capital improvements at each of the seven nursing home facilities.

     Cash flow from operating activities was $4,730,000 for 2004 as compared to $5,244,000 for 2003. This decrease in cash flow was due primarily to a larger paydown of accounts payable and accrued expenses as well as an interim payment of $814,000 required by the State of Maryland for Medicaid excesses reimbursements received by the four Maryland facilities since June 2003.

      The Fund believes that the short-term liquidity needs will be met through expected cash flow from operations and available working capital from the existing revolving credit facility.

     Cash used in investing activities for 2004 was $1,180,000 and included improvements to the Fund's seven operating facilities. Similar improvements made during 2003 were $1,969,000. A significant portion of these expenditures have been for non-routine capital improvements required to enhance the functionality of the nursing centers, the average age of which is 27 years.

     Cash used in financing activities for 2004 included the repayment of long term debt of $672,000 and distributions to partners totaling $2,371,000. Debt repayment was $661,000 in 2003 and cash distributions to partners were $2,213,000.

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

     The Fund also has a $4,000,000 line of credit with the same lender under terms similar to the mortgage loan terms described above, except that the line of credit facility requires annual reaffirmation. The line of credit has been reaffirmed until June 1, 2005. As of December 31, 2004, the Fund had borrowed $227,000 under this credit facility.

     Between 1988 and 1989, the Development General Partner loaned the Fund $597,000 to support operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers during each centers' first two years of operation. Loans outstanding under this arrangement, including interest at 9% per annum, were $1,367,000 at December 31, 2004 and $1,343,000 at December 31, 2003.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


Item 7. Management's Discussion and Analysis of Financial Condition
                and Results of Operations (continued)

Liquidity and Capital Resources (continued)

     On February 28, 2005, the Fund made its fourth quarter 2004 distribution to partners of $583,000, representing a 6% return. This distribution was funded by operating cash flow. The Fund continues to evaluate the impact of proposed Medicaid and Medicare legislation and further capital improvement needs at the facilities. As such, future distributions will be influenced by these considerations and the timing of the proposed sale of the facilities under the Asset Purchase Agreement, if consummated.

Results of Operations
                   December 31, 2004 versus December 31, 2003

              Overall 2004 revenues of $65,706,000 increased $1,857,000 or 2.9%
from the same period in 2003.

     Revenues of $55,341,000 from Medicaid and Medicare patients for the year ended December 31, 2004 increased $1,031,000 or 1.9% from the prior year. This increase is primarily the result of Medicaid and Medicare rate increases. Medicaid revenue increased $995,000 primarily due to an overall rate increase of approximately 7.2% driven primarily by the four Maryland centers, which received their annual Medicaid rate adjustment in July 2004, and a rate increase effective October 2003 for the two North Carolina centers. These increases were partially offset by a decline in the Medicaid census. The average daily Medicaid census decreased 32 residents or 4.6%. Medicare revenue increased $36,000 due primarily to a rate increase of approximately 9.6%, which was offset by a decline in the Medicare census. The average daily Medicare census decreased 12 residents or 9%.

     Revenues from private and other patients increased $787,000 to $10,226,000 in fiscal year 2004 as compared to $9,439,000 in fiscal year 2003. This increase is due to growth in the Private and Insurance census, along with an Insurance rate increase. The Private average daily census increased 1.3% or 1 resident, and the Insurance average daily census increased 28.4% or 6.5 residents.

     Operating expenses increased $380,000 or .7 % in fiscal year 2004 as compared to fiscal year 2003. This increase is primarily due to the increased cost of nursing services and supplies, state assessment taxes, and property and liability insurance, which is partially offset by a decrease in bad debt expense and ancillary costs. Nursing costs increased $113,000 for the year ended December 31, 2004 as compared to the same period in 2003. An increase in nursing salary and wages is offset by the decreased utilization of temporary nurse staffing. Salary and wage expense for nurses increased $1,479,000, while temporary nurse staffing expense decreased $1,494,000 for the year ended December 31, 2004 compared to the prior year. Nursing purchased services and supplies increased $128,000 for fiscal year 2004 as compared to fiscal year 2003. An assessment levied by the state of North Carolina to patient days retroactive to October 2003 in the amount of $640,286 was recognized in the year ended December 31, 2004. Property and Liability insurance increased $248,000 for fiscal year 2004 as compared to fiscal year 2003 due to the annual rate increase effective June 2004. Bad debt expense decreased $512,000 for the year ended December 31, 2004 as compared to fiscal year 2003 due to improved collection efforts. Ancillary expenses decreased $385,000 or 4.8% for the year ended December 31, 2004 as compared to fiscal year 2003. This decrease is primarily attributable to the decline in the Medicare census, whose customers have high ancillary usage. The Medicare average daily census decreased 12 residents or 9% for the year ended December 31, 2004 compared to the same period in the prior year. The remaining increase in operating costs is due to general inflationary cost increases.

     Management and administrative fees increased $161,000 or approximately 4.7% in fiscal year 2004 as compared to fiscal year 2003. This increase is due primarily to an increase in the management fee expense, which is calculated at 5% of the Fund's net revenues.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


Item 7. Management's Discussion and Analysis of Financial Condition
             and Results of Operations (continued)

Results of Operations  (continued)

     General and administrative expenses increased $223,000 or 21.0% for the year ended December 31, 2004 as compared to the same period in the prior year. This increase is primarily due to a change in New Jersey regulations which resulted in a $190,000 reduction of a filing fee expense in fiscal year 2003. The remaining increase is due to general inflationary cost increases.

                   December 31, 2003 versus December 31, 2002

         Overall 2003 revenues of $63,849,000 increased $1,929,000 or 3.1% from the same period in 2002.

     Revenues of $54,310,000 from Medicaid and Medicare patients for the year ended December 31, 2003 increased $2,507,000 or 4.8% from the prior year. This increase is primarily the result of Medicaid rate increases. Medicaid revenue increased $2,583,000 primarily due to an overall rate increase of approximately 8.6% driven primarily by the four Maryland centers, which received their annual Medicaid rate adjustment in July 2003. Medicaid settlements for prior year audits were finalized, resulting in increased Medicaid revenue of $933,000. Medicare revenue decreased $76,000 due primarily to decreased utilization of Medicare Part B services.

     Revenues from private and other patients decreased $555,000 to $9,439,000 in fiscal year 2003 as compared to $9,994,000 in fiscal year 2002. This decrease is a result of lower private census, which was partially offset by a slight increase in insurance census. Private census made up 8.0% of the overall census in fiscal year 2003 compared to 9.3% in fiscal year 2002. In fiscal year 2003, insurance census made up 2.4% of the overall census as compared to 2.3% in fiscal year 2002.

     Operating expenses increased $2,874,000 or 5.7% in fiscal year 2003 as compared to fiscal year 2002. This increase is primarily due to the increased cost of nursing services, ancillary costs, and property and liability insurance. Nursing costs increased $1,407,000 for the year ended December 31, 2003 as compared to the same period in 2002. This increase is primarily due to increases in salary and wages, partially offset by the decreased utilization of temporary nurse staffing. Salary and wage expense for nurses increased $2,624,000, while temporary nurse staffing expense decreased $1,217,000 for the year ended December 31, 2003 compared to the prior year. Ancillary expenses increased $688,000 or 9.4% for the year ended December 31, 2003 as compared to the same period in 2002. This increase is primarily attributable to the growth in the Medicare census, whose patients have high ancillary usage. The Medicare average daily census increased 3.9 patients or 2.9% for the year ended December 31, 2003 compared to the prior year. Property and liability insurance increased $170,000 for the year ended December 31, 2003 as compared to the same period in fiscal year 2002 due to the annual rate increase effective June 2003. The remaining increase in operating costs is due to general inflationary cost increases.

     Management and administrative fees increased $77,000 or approximately 2.3% in fiscal year 2003 as compared to fiscal year 2002. This increase is due to an increase in the management fee expense, which is calculated at 5% of the Fund's net revenues.

     General and administrative expenses decreased $324,000 or 23.3% for the year ended December 31, 2003 as compared to the prior year. This decrease is primarily due to a change in New Jersey regulations which resulted in a $190,000 reduction of a filing fee expense recognized in fiscal year 2002.

     Depreciation and amortization expense increased $91,000 to $2,114,000 for the year ended December 31, 2003 compared to the prior year. This increase is primarily due to an increase in depreciation expense for equipment purchases and an increase in amortization of deferred finance fees due to the amortization of debt restructuring fees of $227,000 incurred February 1, 2003. Interest expense decreased $731,000 for the year ended December 31, 2003 as compared to fiscal year 2002 due to the reduction of the interest rate from 9.75% to 6.5% effective February 1, 2003.

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

     The Fund has future obligations for debt repayments. The obligations (excluding interest) as of December 31, 2004 are summarized as follows (in thousands):


                                      Payments Due by Period

Contractual                                           Less than
Obligation       Total     1 year     1 - 3 years    4 - 5 years     Thereafter
-----------     -------    -------    -----------   ------------    ------------

Long-term debt  $21,544     $765        $2,617         $18,162            $0
                =======    =======    ===========   ============    ============


     The Fund is obligated to repay the loan payable to the Development General Partner when certain specified financial criteria are met, the most significant of which is the payment of a preferred return to the assignee limited partners as defined in the Fund's partnership agreement. The loan payable balance is $1,367,000 as of December 31, 2004. See the discussion in Note 3 of the Notes to the Consolidated Financial Statements for additional information on this loan payable.

     The Fund believes it has, or has access to, sufficient resources to meet these contractual obligations and its operating requirements for the foreseeable future. The Fund currently has in place an agreement to borrow up to $4,000,000 on a revolving credit facility, of which $227,000 is outstanding at December 31, 2004. The Fund's ability to meet its capital requirements will depend on a number of factors, including the ability to meet the loan covenant requirements necessary under its current debt agreements, the success of its nursing center operations, competitive advances, future relationships with corporate partners, government regulation, and the Fund's marketing strategy.

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

     Allowance for Doubtful Accounts- The Fund utilizes the "Aging Method" to evaluate the adequacy of the allowance for doubtful accounts. This method is based upon applying estimated standard allowance requirement percentages to each accounts receivable aging category for each type of payor. The Fund has developed estimated standard allowance requirement percentages by utilizing historical collection trends and an understanding of the nature and collectibility of receivables in the various aging categories and the various segments of our business. The standard allowance percentages are developed by payor type as the accounts receivable from each payor type have unique characteristics. The allowance for doubtful accounts is determined utilizing the aging method described above while also considering accounts specifically identified as uncollectible. Accounts receivable that the Fund specifically estimate to be uncollectible, based upon the age of the receivables, the results of collection efforts or other circumstances, are fully reserved for in the allowance for doubtful accounts until they are written-off.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies (continued)

     The Fund believes the assumptions used in aging method employed in fiscal 2004, coupled with continued improvements in its collection patterns, suggest that the allowance for doubtful accounts is adequately provided for at December 31, 2004. However, because the assumptions underlying the aging method are based upon historical collection data, there is a risk that these current assumptions are not reflective of more recent collection patterns. Changes in overall collection patterns can be caused by market conditions and/or budgetary constraints of government funded programs such as Medicare and Medicaid. Such changes can adversely impact the collectibility of receivables, but not be addressed in a timely fashion when using the aging method, until updates to these periodic historical collection studies are completed and implemented.

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


Item 7a. Quantitative and Qualitative Disclosures About Market Risks

     The Fund has exposure to changing interest rates and is currently not engaged in hedging activities. At December 31, 2004, the Fund has $227,000 of debt subject to variable rates of interest. A one percent change in prime rate would result in a change to the Fund's interest expense of $2,270 annually.

     The fair value of our fixed rate debt approximates its carrying value of $21,544,000 at December 31, 2004.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


Item 8.  Financial Statements and Supplementary Data

   Index to Financial Statements:
                                                                  Annual Report
                                                                     Page(s)
   Report of Independent Registered Public Accounting Firm               5
   Consolidated Balance Sheets                                           6
   Consolidated Statements of Earnings                                   7
   Consolidated Statements of Partners' Capital (Deficit)                8
   Consolidated Statements of Cash Flows                                 9
   Notes to Consolidated Financial Statements                        10-19

   Quarterly Financial Data (Unaudited)

   The Fund's unaudited quarterly financial information is as follows (in thousands):

                                            Total Net              Net
                                             Revenues            Earnings
         Quarter ended:

         March 31, 2004                       $16,741              $1,032
         June 30, 2004                         16,033                 284
         September 30, 2004                    15,946                 679
         December 31, 2004                     16,986               1,424

         March 31, 2003                        15,407                 321
         June 30, 2003                         15,343                 378
         September 30, 2003                    16,028                 538
         December 31, 2003(1)                  17,071               1,089

         (1) Increase in quarterly net earnings primarily due to favorable Medicaid settlements.


Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.


Item 9a.  Controls and Procedures

     The  Fund's  management,  with the  participation  of the  Chief  Executive
Officers and Chief Financial Officers of Brown Healthcare, Inc., the Administrative General Partner, and Meridian Healthcare Investments, Inc., the Development General Partner, evaluated the effectiveness of the Fund's disclosure controls and procedures as of December 31, 2004. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Fund's management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Fund's disclosure controls and procedures as of December 31, 2004, the Chief Executive Officers and Chief Financial Officers of the Fund's general partners concluded that, as of such date, the Company's disclosure controls and procedures were effective at

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP the reasonable assurance level. No change in the Fund's internal control over financial reporting occurred during the iscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Fund's internal control over financial reporting.


Item 9b.  Other Information

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

Development General Partner

        Meridian Healthcare Investments, Inc., the Development General Partner, is a Maryland corporation. On November 30, 1993, Genesis acquired substantially all the assets of Meridian, Inc., Meridian Healthcare (" MHC") and their affiliated entities, including all the stock of the Fund's Development General Partner. As part of the acquisition, MHC, the manager of the Fund's seven nursing centers, continues to operate the facilities pursuant to management agreements. Genesis currently owns, leases or manages 214 eldercare centers with 26,321 beds concentrated in the states of Pennsylvania, New Jersey, Maryland and Massachusetts. Genesis also provides an extensive range of rehabilitation therapy services. These services are provided by approximately 4,300 licensed rehabilitation therapists and assistants.

         The following individuals are the directors and principal officers of Meridian Healthcare Investments, Inc.:

         George V. Hager, Jr., age 49, has served as Chairman and Chief Executive Officer of Genesis HealthCare since its inception in May 2003.
Mr. Hager joined NeighborCare, Inc. in 1992, Genesis' former parent company. From 1992 to December 2003, he served as NeighborCare, Inc.'s Chief Financial Officer. Mr. Hager serves on the board of directors of Adolor Corporation (Nasdaq: ADLR).

     James V. McKeon, age 40, has served as Executive Vice President and Chief Financial Officer of Genesis HealthCare since December 2003. Mr. McKeon joined NeighorCare in 1994 serving in a variety of financial positions, most recently as NeighborCare, Inc.'s Senior Vice President and Corporate Controller, and it's Director of Financial Reporting and Investor Relations.

         Eileen M. Coggins, age 40, has served as Senior Vice President, General Counsel & Corporate Secretary of Genesis HealthCare since December 2003. Ms. Coggins served as NeighborCare, Inc.'s Corporate Compliance and Privacy Officer from December 2002 until December 2003. Prior to that appointment, from April 1998 to December 2002, she was NeighborCare, Inc.'s Vice President of Compliance, and prior to that appointment was NeighborCare, Inc.'s Deputy General Counsel.

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

     The following individuals are the directors and principal officers of the Administrative General Partner:

     John M. Prugh, age 56, has been a Director and President of the Administrative General Partner since 1988, and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1984. Mr. Prugh graduated from Gettysburg College in 1970, and was designated a Certified Property Manager by the Institute of Real Estate Management in 1979. He has worked in property management for H. G. Smithy Co., in Washington, D.C., and Dreyfus Bros., Inc. in Bethesda, Maryland. Since 1977, Mr. Prugh has been involved in managing, administering, developing and selling real estate investment projects sponsored by Alex. Brown Realty, Inc. and its subsidiaries.

     Peter E. Bancroft, age 52, has been a Director and Vice President of the Administrative General Partner since 1988 and a Senior Vice President of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1983. Mr. Bancroft graduated from Amherst College in 1974, attended the University of Edinburgh, and received a J.D. degree from the University of Virginia School of Law in 1979. Prior to joining Alex. Brown Realty, Inc. in 1983, Mr. Bancroft held legal positions with Venable, Baetjer and Howard and T. Rowe Price Associates, Inc.

     Kathleen F. Russell, age 49, is the Secretary of the Administrative General Partner and a Vice President and Secretary of Alex. Brown Realty, Inc. Ms. Russell graduated from the University of Delaware in 1978, and received a J.D. degree from the Catholic University of America in 1982. Prior to joining Alex. Brown Realty, Inc. in 1992, Ms. Russell was associated in the Real Estate Department of Venable, Baetjer and Howard from 1982 to 1992.

     Timothy M. Gisriel, age 48, has been the Treasurer of the Administrative General Partner and of Alex. Brown Realty, Inc. and Armata Financial Corp. since 1990. He was Controller of Alex. Brown Realty, Inc. and Armata Financial Corp. from 1984 through 1990. Mr. Gisriel graduated from Loyola College in 1978 and received his Masters of Business Administration degree from the Robert G. Merrick School of Business, University of Baltimore in 1993. Prior to joining Alex. Brown Realty, Inc. in 1984, Mr. Gisriel was an audit supervisor in the Baltimore office of Coopers & Lybrand. He is a Maryland Certified Public Accountant.

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


Item 13.  Certain Relationships and Related Transactions

         The General Partners and their affiliates have and are permitted to engage in transactions with the Fund. For a summarization of fees paid during 2004, 2003, and 2002, and to be paid to the General Partners and their affiliates at December 31, 2004, see Note 3, "Related Party Transactions" in
Item 8. Financial Statements, herein.


Item 14. Principal Accountant Fees and Services

     KPMG LLP served as the Fund's independent auditors for the last fiscal year. For services rendered during or in connection with our fiscal years 2004 and 2003, as applicable, KPMG LLP billed the following fees:

                                       2004                           2003
         Audit Fees              $      84,300                   $   80,300

         Audit-Related Fees      $           0                   $        0
         Tax Fees                $      21,500                   $   25,600
         All Other Fees          $           0                   $        0

The Board of Directors of the General Partner has the sole authority to pre-approve any engagement of the independent auditor to provide audit or non-audit services and pre-approved all of the services provided by KPMG LLP in 2004.



                                     PART IV

Item 15.  Exhibits and Financial Statement Schedule

     (a) 1. Financial Statements: see Index to Financial Statements and Supplementary Data in Item 8 on Page 18.

         2. Financial Statement Schedules: Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003 and 2002. All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         3. Exhibits:

             (3, 4) Limited Partnership Agreement on pages 1 through 41 of Exhibit A to the Fund's Prospectus, and the Fund's Registration Statement on Form S-1 (File No. 33-19277) included herein by reference.

             (13) Annual Report for 2004.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

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


                                 MERIDIAN HEALTHCARE GROWTH AND INCOME
                                          FUND LIMITED PARTNERSHIP


DATE:         3/28/05            By:      /s/  John M. Prugh
                                     John M. Prugh
                                     President and Director
                                     Brown-Healthcare, Inc.
                                     Administrative General Partner


Pursuant to the requirements of the Securities Exchange Act of 1934 as amended, this report has been signed by the following in the capacities and on the dates indicated.



DATE:         3/28/05            By:      /s/  John M. Prugh
                                     John M. Prugh
                                     President and Director
                                     Brown-Healthcare, Inc.
                                     Administrative General Partner



DATE:         3/29/05            By:      /s/  Peter E. Bancroft
                                     Peter E. Bancroft
                                     Vice President and Director
                                     Brown-Healthcare, Inc.
                                     Administrative General Partner



DATE:          3/28/05           By:      /s/  Kathleen F. Russell
                                     Kathleen F. Russell
                                     Secretary
                                     Brown-Healthcare, Inc.
                                     Administrative General Partner



DATE:           3/29/05           By:      /s/  Timothy M. Gisriel
                                      Timothy M. Gisriel
                                      Treasurer
                                      Brown-Healthcare, Inc.
                                      Administrative General Partner

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

DATE:      3/29/05                 By:      /s/  George V. Hager, Jr.
                                       George V. Hager, Jr.
                                       Chief Executive Officer
                                       Meridian Healthcare Investments, Inc.
                                       Development General Partner




DATE:       3/29/05                By:      /s/  James V. McKeon
                                        James V. McKeon
                                        Chief Financial Officer
                                        Meridian Healthcare Investments, Inc.
                                        Development General Partner

             REPORT OF INDEPENDENT REGSITERED PUBLIC ACCOUNTING FIRM


To the Partners of
Meridian Healthcare Growth and
Income Fund Limited Partnership:


Under date of March 25, 2005, we reported on the consolidated balance sheets of Meridian Healthcare Growth and Income Fund Limited Partnership and subsidiaries (the Fund) as of December 31, 2004 and 2003, and the related consolidated statements of earnings, partners' capital (deficit) and cash flows for each of the years in the three-year period ended December 31, 2004, as contained in the annual report on Form 10-K for the year ended December 31,2004. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the annual report on Form 10-K. This financial statement schedule is the responsibility of the Fund's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




Philadelphia, Pennsylvania
March 25, 2005

         Meridian Healthcare Growth and Income Fund Limited Partnership
                        Valuation and Qualifying Accounts
                  Years Ended December 31, 2004, 2003 and 2002
                             (Dollars in Thousands)

                                   Schedule II

                                         Balance at Beginning    Charged to                     Balance at End
              Description                      of Period         Operations     Deductions(1)      of Period
-----------------------------------------------------------------------------------------------------------------

Year Ended December 31, 2004
Allowance for Doubtful Accounts                  $855                427            (783)             $499

Year Ended December 31, 2003
Allowance for Doubtful Accounts                $1,353                939          (1,437)             $855

Year Ended December 31, 2002
Allowance for Doubtful Accounts                $1,656              1,062          (1,365)           $1,353

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

     b)  {Intentionally omitted}

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the registrant's board of directors (or persons performing the equivalent functions):

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


Date:        3/29/05                   By:    /s/  George V. Hager, Jr.
                                          George V. Hager, Jr.
                                          Chief Executive Officer
                                          Meridian Healthcare Investments, Inc.
                                          Development General Partner

                                                                   Exhibit 31.2

                   MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                               LIMITED PARTNERSHIP

                  Certification of Principal Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, James V. McKeon, certify that:

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

     b)  {Intentionally omitted}

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the registrant's board of directors (or persons performing the equivalent functions):

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


Date:        3/29/05                   By:      /s/  James V. McKeon
                                          James V. McKeon
                                          Chief Financial Officer
                                          Meridian Healthcare Investments, Inc.
                                          Development General Partner

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

     b)  {Intentionally omitted}

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the registrant's board of directors (or persons performing the equivalent functions):

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


Date:        3/28/05                   By:      /s/  John M. Prugh
                                          John M. Prugh
                                          Chief Executive Officer
                                          Brown-Healthcare, Inc.
                                          Administrative General Partner

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

     b)  {Intentionally omitted}

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the registrant's board of directors (or persons performing the equivalent functions):

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


Date:        3/29/05                   By:      /s/  Timothy M. Gisriel
                                          Timothy M. Gisriel
                                          Chief Financial Officer
                                          Brown-Healthcare, Inc.
                                          Administrative General Partner

                                                                   Exhibit 32.1


                   MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                               LIMITED PARTNERSHIP


                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the filing of Meridian Healthcare Growth and Income Fund Limited Partnership's (the "Fund") annual report on Form 10-K for the period ending December 31, 2004 with the Securities and Exchange Commission on the date hereof (the "Report"), We certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Fund.




Date:    3/29/05                      By:      /s/  George V. Hager, Jr.
                                          George V. Hager, Jr.
                                          Chief Executive Officer
                                          Meridian Healthcare Investments, Inc.
                                          Development General Partner


Date:    3/29/05                      By:      /s/  James V. McKeon
                                          James V. McKeon
                                          Chief Financial Officer
                                          Meridian Healthcare Investments, Inc.
                                          Development General Partner

                                                                  Exhibit 32.2


                   MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                               LIMITED PARTNERSHIP


                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the filing of Meridian Healthcare Growth and Income Fund Limited Partnership's (the "Fund") annual report on Form 10-K for the period ending December 31, 2004 with the Securities and Exchange Commission on the date hereof (the "Report"), We certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Fund.




Date:    3/28/05                      By:      /s/  John M. Prugh
                                         John M. Prugh
                                         Chief Executive Officer
                                         Brown-Healthcare, Inc.
                                         Administrative General Partner


Date:    3/29/05                      By:      /s/  Timothy M. Gisriel
                                         Timothy M. Gisriel
                                         Chief Financial Officer
                                         Brown-Healthcare, Inc.
                                         Administrative General Partner