Form 10-K/A
period 2004-12-31
MERIDIAN HEALTHCARE GROWTH & INCOME FUND LTD PARTNERSHIP
filed 2005-04-12
CIK 826682

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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                                      INDEX

                                                                        Page (s)


Explanatory Note                                                               2


Cautionary Statement Regarding Forward Looking Statements                      3
Risk Factors                                                                 4-9

Part I.

  Item 1.    Business                                                      10-16
  Item 2.    Properties                                                    17-18
  Item 3.    Legal Proceedings                                                19
  Item 4.    Submission of Matters to a Vote of Security Holders              19


Part II.

  Item 5.    Market for Registrant's Common Equity and Related
                    Stockholder Matters                                       19
  Item 6.    Selected Financial Data                                          20
  Item 7.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    21-26
  Item 7a.   Quantitative and Qualitative Disclosures About Market Risk       26
  Item 8.    Financial Statements and Supplementary Data                      27
  Item 9.    Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                       27
  Item 9a.   Controls and Procedures                                       27-28
  Item 9b    Other Information                                                28


Part III.

  Item 10.   Directors and Executive Officers of Registrant                28-29
  Item 11.   Executive Compensation                                           29
  Item 12.   Security Ownership of Certain Beneficial Owners
                    and Management                                            30
  Item 13.   Certain Relationships and Related Transactions                   30
  Item 14.   Principal Accountant Fees and Services                           30


Part IV.

  Item 15.   Exhibits and Financial Statement Schedule                     30-31

Signatures                                                                 32-33

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP



                                Explanatory Note

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K/A is to file the conformed signatures to

o the Report of Independent Registered Public Accounting Firm related to the Financial Statement Schedule, which is included herein;
o the Report of Independent Registered Public Accounting Firm related to the Consolidated Financial Statements, which is incorporated by reference to this Form 10-K/A; and
o the Annual Letter to Investors, which is incorporated by reference to this Form 10-K/A.

     In addition, this Amendment No. 1 to the Annual Report on Form 10-K/A corrects an oversight in the presentation of the Fund's footnote No. 4 "Debt" to the Consolidated Financial Statements, which are incorporated by reference to this Form 10-K/A. In the initial filing, the table in this footnote erronously
reflected   the  tabular   information for footnote No. 3  "Related  Party
Transactions".

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