Form 10-Q
period 2005-03-31
MERIDIAN HEALTHCARE GROWTH & INCOME FUND LTD PARTNERSHIP
filed 2005-05-13
CIK 826682

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


 (Mark One)
 { X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended         March 31, 2005

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

                   Yes                          No     X

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                                      INDEX


                                                                       Page No.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS                     2

Part I.  Financial Information


     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets                           3
              Condensed Consolidated Statements of Earnings                   4
              Condensed Consolidated Statement of Partners' Capital           5
              Condensed Consolidated Statements of Cash Flows                 6
              Notes to Condensed Consolidated Financial Statements          7-9


     Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations            10-14


     Item 3.  Quantitative and Qualitative Disclosures
                 About Market Risk                                           15


    Item 4.   Controls and Procedures15

Part II.   Other Information


     Item 1. through Item 6.                                              15-17

     Signatures                                                              18

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP




            Cautionary Statement Regarding Forward Looking Statements



Statements made in this report, and in our other public filings, which are not historical facts contain "forward-looking" statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties and are subject to change at any time. These forward-looking statements may include, but are not limited to:

o certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations," such as our ability to meet our liquidity needs, scheduled debt and interest payments and expected future capital expenditure requirements and the expected effects of government regulation on reimbursement for services provided and discussion of the proposed sale; and

o certain statements in the Notes to Condensed Consolidated Financial Statements (Unaudited).

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

These risks are described in more detail in our Report on Form 10-K for the fiscal year ended December 31, 2004.

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

Part I. Financial Information

Item 1. Finanacial Statements

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                 March 31,
                                                                   2005          December 31,
                                                                (Unaudited)          2004
                                                              ---------------   ---------------
Assets
Current Assets
   Cash and cash equivalents                                  $        1,669    $        1,647
   Accounts receivable, net                                            7,110             6,947
   Estimated third-party payor settlements                               112               268
   Prepaid expenses and other current assets                             980               827
                                                              ---------------   ---------------
       Total current assets                                            9,871             9,689
                                                              ---------------   ---------------

Property and equipment, net of accumulated depreciation               30,057            30,359
                                                              ---------------   ---------------

Other assets
   Goodwill, net                                                       4,237             4,237
   Loan acquisition costs, net                                           156               189
                                                              ---------------   ---------------
                                                                       4,393             4,426
                                                              ---------------   ---------------


       Total assets                                           $       44,321    $       44,474
                                                              ===============   ===============

Liabilities and Partners' Capital
Current liabilities
   Current portion of long-term debt                          $          778    $          765
   Line of credit                                                          -               227
   Accrued compensation and related costs                                  2                50
   Accounts payable and other accrued expenses                         2,461             2,002
   Estimated third party payor settlements                             1,741             1,643
                                                              ---------------   ---------------
       Total current liabilities                                       4,982             4,687
                                                              ---------------   ---------------

Deferred management fee payable                                        1,115             1,105
Loan payable to the Development General Partner                        1,380             1,367
Long-term debt                                                        20,532            20,779
                                                              ---------------   ---------------
                                                                      23,027            23,251
                                                              ---------------   ---------------

Partners' capital
   General partners                                                     (152)             (150)
   Assignee limited partners; 1,540,040
     units issued and outstanding                                     16,464            16,686
                                                              ---------------   ---------------
       Total partners' capital                                        16,312            16,536
                                                              ---------------   ---------------

       Total liabilities and
         partners' capital                                    $       44,321    $       44,474
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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                  Condensed Consolidated Statements of Earnings
                                   (Unaudited)
                 (Dollars in thousands except per unit amounts)

                                                           Three Months Ended
                                                    ---------------------------------
                                                       March 31,         March 31,
                                                          2005              2004
                                                    ---------------   ---------------
Revenues
   Medicaid and Medicare patients                   $       14,286    $       14,315
   Private patients                                          2,662             2,397
   Investment and other income                                  25                29
                                                    ---------------   ---------------
                                                            16,973            16,741
                                                    ---------------   ---------------

Expenses
   Operating, including $1,275, and
       $1,152 to related parties                            14,297            13,534
   Management and administration fees
       to related parties                                      908               916
   General and administrative                                  533               319
   Depreciation and amortization                               545               541
   Interest expense                                            331               399
                                                    ---------------   ---------------
                                                            16,614            15,709
                                                    ---------------   ---------------

Net earnings                                        $          359    $        1,032
                                                    ===============   ===============


Net earnings per unit of assignee
   limited partnership interest
   (computed based on 1,540,040
    units)                                          $         0.23    $         0.66
                                                    ===============   ===============



      See accompanying notes to condensed consolidated financial statements

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

             Condensed Consolidated Statements of Partners' Capital
                    For the Three Months Ended March 31, 2005
                                   (Unaudited)
                             (Dollars in thousands)

                                                              Assignee
                                             General          Limited
                                             Partners         Partners           Total
                                         ---------------   ---------------   ---------------
Balance at December 31, 2004             $         (150)   $       16,686    $       16,536

Net earnings                                          4               355               359

Distributions to partners                            (6)             (577)             (583)
                                         ---------------   ---------------   ---------------

Balance at March 31, 2005                $         (152)   $       16,464    $       16,312
                                         ===============   ===============   ===============



      See accompanying notes to condensed consolidated financial statements

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMTIED PARTNERSHIP

                 Condensed Consolidated Statements of Cash Flows
                      For the Three Months Ended March 31,
                                   (Unaudited)
                             (Dollars in thousands)

                                                                              2005              2004
                                                                        ---------------   ---------------
Cash flows from operating activities
   Net earnings                                                         $          359    $        1,032
   Adjustments to reconcile net earnings to net cash
     provided by operating activities
       Depreciation and amortization                                               545               541
       Minority interest in net earnings of operating partnerships                   7                10
       Increase in loan payable to Development General Partner                      13                12
       Increase in deferred management fee payable                                  10                11
       Change in other assets and liabilities
         Accounts receivable                                                      (170)              229
         Estimated third-party payor settlements                                   254            (1,197)
         Prepaid expenses and other current assets                                (153)             (135)
         Accrued compensation and related costs                                    (48)               63
         Accounts payable and other accrued expenses                               459              (381)
                                                                        ---------------   ---------------

Net cash provided by operating activities                                        1,276               185
                                                                        ---------------   ---------------

Cash flows from investing activities -
   additions to property and equipment                                            (210)              (12)
                                                                        ---------------   ---------------


Cash flows from financing activities
   Repayment of long-term debt                                                    (234)             (167)
   Repayment of line of credit                                                    (227)                -
   Distributions to partners                                                      (583)             (583)
                                                                        ---------------   ---------------

Net cash used in financing activities                                           (1,044)             (750)
                                                                        ---------------   ---------------


Net increase (decrease) in cash and cash equivalents                                22              (577)
Cash and cash equivalents
   Beginning of period                                                           1,647             1,141
                                                                        ---------------   ---------------

   End of period                                                        $        1,669    $          564
                                                                        ===============   ===============




     See accompanying notes to condensed consolidated financial statements.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)


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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Fund's Report on Form 10-K for the fiscal year ended December 31, 2004.

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

Transactions with these related parties for the three months ended March 31, 2005 and 2004 are as follows:

                                                 2005              2004
                                                 ----              ----

    Management and administration fees      $   908,000        $   916,000
    Nursing and rehabilitation services       1,275,000          1,152,000
    Interest expense on borrowings               23,000             23,000

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)


NOTE 2 - RELATED PARTY TRANSACTIONS (Continued)

The Development General Partner loaned the Fund $597,000, as required by the Cash Flow Deficit Guaranty Agreement, to support the operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers during each center's first two years of operations subsequent to the Fund's acquisition of partnership interests. Loans outstanding under the arrangement, including accumulated interest from inception of the loan at 9% per annum, were $1,380,000 at March 31, 2005 and $1,367,000 at December 31, 2004. The Fund is obligated to repay these loans when certain specified financial criteria are met, the most significant of which is the payment of a preferred return to the assignee limited partners as defined in the Fund's partnership agreement.

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

The Fund established a $4,000,000 revolving credit facility with the same commercial bank. The balance outstanding as of December 31, 2004 was $227,000 which was repaid in the first quarter 2005. Borrowings under the credit facility bear interest at a floating rate, which equals the announced commercial prime rate. The bank can renew the credit facility each year for a one-year extension.

The mortgage notes payable are secured by deeds of trust on the related property and all assets of the Fund. Under the terms of these loan agreements, the operating partnerships are obligated to conform with specific financial criteria and are subject to certain other covenants. The partnership is in compliance with its covenants as of March 31, 2005.

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

The proposed Federal Budget that was released in February 2005 contains provisions to cut Medicare funding for skilled nursing facilities by more than $1.5 billion beginning October 1, 2005 by issuing regulations implementing refinements to the current resource utilization group classification payment system. The Fund refers to the anticipated refinement to the resource utilization group classification system as "RUGs refinement." Although the Fund is unable to predict with certainty the extent of the impact of RUGs refinement on its financial condition and operating results, it believes it could result in a significant reduction in Fund's Medicare revenue and profitability.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)


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


NOTE 5 - POTENTIAL SALE

On February 11, 2005, the Fund entered into an Asset Purchase Agreement for the sale of the seven nursing facilities and on February 22, 2005 the Purchaser escrowed its required $1,000,000 good faith deposit under this Agreement. The purchase price per the Agreement is $50,000,000 plus net working capital as defined.

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

     The Fund's working capital (excluding the current portion of long-term debt) decreased $100,000 to $5,667,000 at March 31, 2005 as compared to $5,767,000 at December 31, 2004. The Fund has sufficient liquid assets and other available credit resources to satisfy its operating expenditures and anticipated routine capital improvements at each of the seven nursing home facilities.

     Cash flow from operating activities was $1,276,000 for the three-month period ended March 31, 2005 as compared to $185,000 for the same period of 2004. This increase in cash flow was due primarily to receipts from third-party payors during the first quarter of 2005 coupled with increased accounts payable and accrued expenses.

      The Fund believes that the short-term liquidity needs will be met through expected cash flow from operations and available working capital from the existing revolving credit facility.

     Cash used in investing activities for the three-month period ended March 31, 2005 was $210,000 and included improvements to the Fund's seven operating facilities. Similar improvements made during the first three months of 2004 were $12,000.

     Cash used in financing activities for the three-month period ended March 31, 2005 included the repayment of the line of credit of 227,000, the repayment of long term debt of $234,000 and distributions to partners totaling $583,000.

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

     The Fund also has a $4,000,000 line of credit with the same lender under terms similar to the mortgage loan terms described above, except that the line of credit facility requires annual reaffirmation. The outstanding balance of $227,000 was repaid during the first quarter of 2005.

     Between 1988 and 1989, the Development General Partner loaned the Fund $597,000 to support operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers during each centers' first two years of operation. Loans outstanding under this arrangement, including interest at 9% per annum, were $1,380,000 at March 31, 2005 and $1,367,000 at December 31, 2004.

     On May 16, 2005, the Fund will make its first quarter 2005 distribution to partners of $583,000, representing a 6% return. This distribution will be funded by net cash flow provided by operating activities during the first quarter of 2005. The Fund continues to evaluate the potential impact of Medicare reimbursement reform and further capital improvement needs at the facilities. As such, future distributions will be influenced by these considerations.

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

     On July 30, 2004, the Centers for Medicare and Medicaid Services (CMS) published notice of the fiscal year 2005 prospective payment system rates effective October 1, 2004 and which are in effect through September 30, 2005. The fiscal year 2005 rules provide for a 2.8% market basket increase.

     The proposed Federal Budget that was released in February 2005 contains provisions to cut Medicare funding for skilled nursing facilities by more than $1.5 billion beginning October 1, 2005 by issuing regulations implementing refinements to the current resource utilization group classification payment system. The Fund refers to the anticipated refinement to the resource utilization group classification system as "RUGs refinement." Although the Fund is unable to predict with certainty the extent of the impact of RUGs refinement on its financial condition and operating results, it believes it could result in a significant reduction in Fund's Medicare revenue and profitability.

     The states in which we operate are currently preparing their budgets for the coming year that begins July 1, 2005. State budget pressures in recent years have translated into reductions in state spending in certain jurisdictions. Given that Medicaid outlays are a significant component of state budgets, the Fund expects continuing cost containment pressures on Medicaid outlays for skilled nursing facilities in the states in which it operates. In each of the major states where the Fund provides services, its manager is working with trade groups, consultants and government officials to responsibly address the particular funding issues.

         Among the alternative Medicaid funding approaches that states have explored and in many cases implemented are nursing home provider assessments as tools for leveraging increase Medicaid matching funds. Such initiatives are authorized under the law. Provider assessment plans generate additional federal matching funds to the states for Medicaid reimbursement purposes, and implementation of a provider assessment plan requires approval by CMS in order to qualify for federal matching funds. These plans usually take the form of a bed tax or a quality assessment fee, which is imposed uniformly across classes of providers within the state. In turn, the state utilizes the additional federal matching funds generated by the tax to pay increased reimbursement rates to the providers, which often include a repayment of a portion of the provider tax based on the provider's percentage of Medicaid patients. Nursing home provider assessments were primarily implemented in North Carolina. In February 2005, the New Jersey provider assessment, which is retroactive to July 1, 2004 and will expire on June 20, 2006, was enacted. This assessment was recognized during the quarter ended March 31, 2005. Recognition of the New Jersey provider assessment resulted in increased revenue and net income of $435,000 and $116,000 respectively.

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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of Operations

   Three Months Ended March 31, 2005 versus Three Months Ended March 31, 2004

     Net earnings for the Fund were $359,000 for the three months ended March 31, 2005 as compared to $1,032,000 for the same period in fiscal year 2004. The decrease in earnings is primarily due to an increase in operating and management and administration expenses, which were partially offset by an increase in Private patients revenue.

     Overall revenues of $16,973,000 increased $232,000 or 1.4% for the three months ended March 31, 2005 compared to the same period in fiscal year 2004. The increase in revenue is primarily due to an increase in Private patients revenues, which was partially offset by a decrease in Medicaid and Medicare patients revenue of $29,000. Medicaid patients revenue decreased $65,000 in the first quarter of 2005 as compared to the first quarter of 2004 due to the recording of $337,000 Medicaid revenue retroactive to October 2003 through December 2003 in the first quarter of 2004 for the two North Carolina centers. Without this additional revenue, Medicaid revenue would have increased by $272,000 or 2.8% in the first quarter of 2005 as compared to the same period in the prior year. This rate increase is driven by the four Maryland centers, which received their annual Medicaid rate adjustment in July 2004, and a rate increase retroactive to July 2004 for the Woodlands Center in New Jersey. These rate increases are partially offset by a reduction in the Medicaid census. The average daily Medicaid census decreased by 47 residents or 7% for the three months ended March 31, 2005 as compared to the same period in the prior year. Medicare revenue increased $36,000 or .8% due to a rate increase of 6.8%, and an increase in Medicare Part B revenues of $114,000, which was partially offset by a reduction in the Medicare census. The average daily Medicare census decreased by 10 residents or 7.1%. Private patients revenue increased $265,000 to $2,662,000 for the first quarter of 2005 compared to the first quarter of fiscal year 2004. Private revenue increased $184,000 for the three months ended March 31, 2005 compared to the same period in the prior year. This increase is primarily due to increases in the private and assisted living private census. The average daily Private census increased by 10 residents or 13.3% for the three months ended March 31, 2005 compared to the same period in fiscal year 2004. The average daily Assisted Living Private census increased by 11 residents or 42.2% for the three months ended March 31, 2005 compared to the same period in fiscal year 2004. Insurance revenue increased $81,000 for the three months ended March 31, 2005 compared to the same period in the prior year. This increase is primarily due to a rate increase of approximately 3.6%.

     First quarter 2005 expenses of $16,614,000 increased $905,000 or 5.8% from $15,709,000 for the three months ended March 31, 2004.

       Operating expenses increased $763,000 or 5.6% in the first quarter of 2005 as compared to the same period in fiscal year 2004. This increase is primarily due to the increased costs of nursing services, bad debt expense, state bed tax assessments, and ancillary costs. Nursing costs increased $87,000 for the three months ended March 31, 2005 as compared to the same period in fiscal year 2004. This increase is primarily due to increases in salaries and benefits, which is partially offset by a decrease in the cost of temporary nurse staffing. Nursing salaries and benefits increased $144,000, while temporary nurse staffing expense decreased $122,000 for the three months ended March 31, 2005 compared to the same period in fiscal year 2004. Nursing purchased services increased $65,000 in the first quarter of 2005 compared to the first quarter of 2004. Bad debt expense increased $66,000 or 61.3% for the three months ended March 31, 2005 as compared to the same period in fiscal year 2004 due to additional write-off of uncollectible accounts. An assessment levied by the state of New Jersey to patient days retroactive to July 2004 in the amount of $319,000 was recognized in the first quarter of 2005. Ancillary costs increased $171,000 or 9% for the three months ended March 31, 2005 as compared to the same period in fiscal year 2004 due to higher Medicare Part B ancillary usage. The remaining increase in operating costs is due to general inflationary cost increases.

     General and administrative expenses of $533,000 increased $214,000 or approximately 67% for the first quarter March 31, 2005 compared to the same period in fiscal year 2004. This increase is primarily due to legal fees of $182,000 associated with the expected sale of the seven facilities.

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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP



Item 3.     Quantitative and Qualitative Disclosures About Market Risk

     The Fund does not have exposure to changing interest rates since it has no fluctuation outstanding debt at March 31, 2005.


Item 4.   Controls and Procedures

     The Fund's management, with the participation of the Chief Executive Officers and Chief Financial Officers of Brown Healthcare, Inc., the Administrative General Partner, and Meridian Healthcare Investments, Inc., the Development General Partner, evaluated the effectiveness of the Fund's disclosure controls and procedures as of March 31, 2005. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, Means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Fund's management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Fund's disclosure controls and procedures as of March 31, 2005, the Chief Executive Officers and Chief Financial Officers of the Fund's general partners concluded that, as of such date, the Fund's disclosure controls and procedures were effective at the reasonable assurance level. No change in the Fund's internal control over financial reporting occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Fund's internal control over financial reporting.



                           PART II. OTHER INFORMATION


Item 1.     Legal Proceedings

                  Inapplicable

Item 2.     Changes in Securities and Use of Proceeds

                  Inapplicable

Item 3.     Defaults upon Senior Securities

                  Inapplicable

Item 4.     Submission of Matters to a Vote of Security Holders

                  Inapplicable

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


Item 5.     Other Information

          Report of Entry into a Material Definitive Agreement


     The following information is provided pursuant to Item 1.01 of Form 8-K.

     In connection with the contemplated sale to FC Properties VI, LLC ("FC") of the Fund's seven skilled nursing facilities, Plainfield Meridian Limited Partnership, Caton Manor Meridian Limited Partnership, Frederick Meridian Limited Partnership, Hamilton Meridian Limited Partnership, Randallstown Meridian Limited Partnership, Mooresville Meridian Limited Partnership and Spencer Meridian Limited Partnership (collectively, the "Operating Partnership"), the Fund and Genesis Eldercare Network Services, Inc. (the "Manager"), entered into a letter agreement dated February 9, 2005 pursuant to which Manager agreed to waive and release any and all rights of first offer, rights of first refusal, rights of purchase and other option rights of any kind it might have with respect to the facilities, all in connection with and contingent upon the execution of a definitive purchase agreement between the Operating Partnerships and FC.

     On February 11, 2005 the Operating Partnerships entered into a definitive purchase agreement for the facilities with FC (the "FC Purchase Agreement"). If Investors do not approve the sale of the facilities pursuant to the FC Purchase Agreement, or the closing under the FC Purchase Agreement otherwise does not occur, the Operating Partnerships must provide written notice of the termination or expiration of the FC Purchase Agreement to Manager's parent, Genesis HealthCare Corporation ("Genesis"). During a period of 30 days following any such written notice, Genesis may agree to purchase the facilities pursuant to a contract that is identical in all material respects to the FC Purchase Agreement. If the Operating Partnerships and Genesis do not enter into a binding contract for the sale of the facilities before the expiration of such 30-day period, the Operating Partnerships will have a period of 120 days from the end of the 30-day period in which to enter into a replacement contract for the purchase and sale of the facilities. If the Operating Partnerships are successful at executing a replacement contract with such 120-day period, then Manager's waiver of its right of first offer will apply with respect to such replacement contract. If the Operating Partnerships do not enter into a replacement contract, or any such replacement contract is terminated or expires without closing, Manager's waiver will be deemed null and void and it will continue to have a right of first offer with respect to the facilities. Any sale of the facilities to Genesis or pursuant to a replacement contract would require the consent of the holders of a majority of Fund's the issued and outstanding units, which would be solicited before any such sale could be consummated.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP



Item 6.     Exhibits

             a) Exhibits

                Exhibit 10.1 Letter Agreement dated February 9, 2005 by and among Plainfield Meridian Limited Partnership, Caton Manor Meridian Limited Partnership, Frederick Meridian Limited Partnership, Hamilton Meridian Limited Partnership, Randallstown Meridian Limited Partnership, Mooresville Meridian Limited Partnership and Spencer Meridian Limited Partnership, the Fund and Genesis Eldercare Network Services, Inc.

                Exhibit 10.2 Asset Purchase Agreement, dated February 11, 2005, by and between FC Properties VI, LLC and Plainfield Meridian Limited Partnership, Caton Manor Meridian Limited Partnership, Frederick Meridian Limited Partnership, Hamilton Meridian Limited Partnership, Randallstown Meridian Limited Partnership, Mooresville Meridian Limited Partnership and Spencer Meridian Limited Partnership (incorporated by reference to Exhibit 2 to the Fund's Current Report on Form 8-K filed February 16, 2005)

                Exhibit 31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                Exhibit 31.3 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                Exhibit 31.4 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


             b) Reports on Form 8-K:

                Form 8-K dated February 11, 2005 describes the execution of the Asset Purchase Agreement that reflects the sale of all or substantially all of the real and non-real property assets of the seven nursing centers in which the Fund owns a 98.99% limited partner interest.

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


                                 MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                                          LIMITED PARTNERSHIP




DATE:     5/13/05                By:    /s/  John M. Prugh
                                    John M. Prugh
                                    President and Director
                                    Brown-Healthcare, Inc.
                                    Administrative General Partner




DATE:     5/13/05                By:    /s/  Timothy M. Gisriel
                                    Timothy M. Gisriel
                                    Treasurer
                                    Brown-Healthcare, Inc.
                                    Administrative General Partner

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Paragraph omitted pursuant to SEC Release Nos. 33-8238 and 34-47986;
     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

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



Date:    5/12/05                    By:   /s/  George V. Hager, Jr.
                                        George V. Hager, Jr.
                                        Chief Executive Officer
                                        Meridian Healthcare Investments, Inc.
                                        Development General Partner

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Paragraph omitted pursuant to SEC Release Nos. 33-8238 and 34-47986;
     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

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


Date:    5/12/05                     By:    /s/  James V. McKeon, III
                                        James V. McKeon, III
                                        Chief Financial Officer
                                        Meridian Healthcare Investments, Inc.
                                        Development General Partner

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Paragraph omitted pursuant to SEC Release Nos. 33-8238 and 34-47986;

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



Date:  5/13/05                       By:   /s/  John M. Prugh
                                        John M. Prugh
                                        Chief Executive Officer
                                        Brown-Healthcare, Inc.
                                        Administrative General Partner

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Paragraph omitted pursuant to SEC Release Nos. 33-8238 and 34-47986;

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


Date:   5/13/05                      By:   /s/  Timothy M. Gisriel
                                        Timothy M. Gisriel
                                        Chief Financial Officer
                                        Brown-Healthcare, Inc.
                                        Administrative General Partner

                                                                Exhibit 32.1


                   MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                               LIMITED PARTNERSHIP

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the filing of Meridian Healthcare Growth and Income Fund Limited Partnership's (the "Fund") Quarterly Report on Form 10-Q for the period ending March 31, 2005 with the Securities and Exchange Commission on the date hereof (the "Report"), We certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Fund.




Date:   5/12/05                       By:   /s/  George V. Hager, Jr.
                                         George V. Hager, Jr.
                                         Chief Executive Officer
                                         Meridian Healthcare Investments, Inc.
                                         Development General Partner


Date:   5/12/05                       By:   /s/  James V. McKeon, III
                                         James V. McKeon, III
                                         Chief Financial Officer
                                         Meridian Healthcare Investments, Inc.
                                         Development General Partner

                                                               Exhibit 32.2


                   MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                               LIMITED PARTNERSHIP

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the filing of Meridian Healthcare Growth and Income Fund Limited Partnership's (the "Fund") Quarterly Report on Form 10-Q for the period ending March 31, 2005 with the Securities and Exchange Commission on the date hereof (the "Report"), We certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Fund.




Date:   5/13/05                        By:   /s/  John M. Prugh
                                          John M. Prugh
                                          Chief Executive Officer
                                          Brown-Healthcare, Inc.
                                          Administrative General Partner


Date:   5/13/05                        By:   /s/  Timothy M. Gisriel
                                          Timothy M. Gisriel
                                          Chief Financial Officer
                                          Brown-Healthcare, Inc.
                                          Administrative General Partner