Form 10-Q
period 2005-06-30
MERIDIAN HEALTHCARE GROWTH & INCOME FUND LTD PARTNERSHIP
filed 2005-08-12
CIK 826682

FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


 (Mark One)
 { X }  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended                June 30, 2005

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

               Yes___________               No   X

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                                      INDEX


                                                                        Page No.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS                      2

Part I.  Financial Information


     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets                            3
              Condensed Consolidated Statements of Earnings                    4
              Condensed Consolidated Statement of Partners' Capital            5
              Condensed Consolidated Statements of Cash Flows                  6
              Notes to Condensed Consolidated Financial Statements           7-9


     Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations             10-16


     Item 3.  Quantitative and Qualitative Disclosures
                 About Market Risk                                            17


    Item 4.   Controls and Procedures17

Part II.   Other Information


     Item 1. through Item 6.                                               17-18

     Signatures                                                               19

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

Part I. Financial Information

Item 1. Financial Statements


         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                 June 30,
                                                                   2005          December 31,
                                                               (Unaudited) 2004
                                                             ---------------   ---------------
Assets
Current Assets
   Cash and cash equivalents                                 $        2,518    $        1,647
   Accounts receivable, net                                           6,547             6,947
   Estimated third-party payor settlements                               65               268
   Prepaid expenses and other current assets                            525               827
                                                             ---------------   ---------------
       Total current assets                                           9,655             9,689
                                                             ---------------   ---------------

Property and equipment, net of accumulated depreciation              29,587            30,359
                                                             ---------------   ---------------

Other assets
   Goodwill, net                                                      4,237             4,237
   Loan acquisition costs, net                                          122               189
                                                             ---------------   ---------------
                                                                      4,359             4,426
                                                             ---------------   ---------------

       Total assets                                          $       43,601    $       44,474
                                                             ===============   ===============

Liabilities and Partners' Capital
Current liabilities
   Current portion of long-term debt                         $          790    $          765
   Line of credit                                                         -               227
   Accrued compensation and related costs                                35                50
   Accounts payable and other accrued expenses                        2,233             2,002
   Estimated third party payor settlements                            1,712             1,643
                                                             ---------------   ---------------
       Total current liabilities                                      4,770             4,687
                                                             ---------------   ---------------

Deferred management fee payable                                       1,126             1,105
Loan payable to the Development General Partner                       1,393             1,367
Long-term debt                                                       20,327            20,779
                                                             ---------------   ---------------
                                                                     22,846            23,251
                                                             ---------------   ---------------

Partners' capital
   General partners                                                    (156)             (150)
   Assignee limited partners; 1,540,040
     units issued and outstanding                                    16,141            16,686
                                                             ---------------   ---------------
       Total partners' capital                                       15,985            16,536
                                                             ---------------   ---------------
       Total liabilities and
         partners' capital                                   $       43,601    $       44,474
                                                             ===============   ===============





     See accompanying notes to condensed consolidated financial statements.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
                  Condensed Consolidated Statements of Earnings
                                   (Unaudited)
                 (Dollars in thousands except per unit amounts)

                                                          Three Months Ended                   Six Months Ended
                                                  ---------------------------------   ---------------------------------
                                                      June 30,          June 30,          June 30,          June 30,
                                                        2005              2004              2005              2004
                                                  ---------------   ---------------   ---------------   ---------------
Revenues
   Medicaid and Medicare patients                 $       13,791    $       13,414    $       28,077    $       27,729
   Private patients                                        2,339             2,590             5,002             4,987
   Investment and other income                                30                29                55                58
                                                  ---------------   ---------------   ---------------   ---------------
                                                          16,160            16,033            33,134            32,774
                                                  ---------------   ---------------   ---------------   ---------------

Expenses
   Operating, including $1,204, $1,089, $2,480
       and $2,240 to related parties, respectively        13,629            13,610            27,926            27,145
   Management and administration fees
       to related parties                                    878               879             1,786             1,796
   General and administrative                                474               324             1,008               641
   Depreciation and amortization                             550               537             1,095             1,078
   Interest expense                                          372               399               703               798
                                                  ---------------   ---------------   ---------------   ---------------
                                                          15,903            15,749            32,518            31,458
                                                  ---------------   ---------------   ---------------   ---------------

Net earnings                                      $          257    $          284    $          616    $        1,316
                                                  ===============   ===============   ===============   ===============


Net earnings per unit of assignee
   limited partnership interest
   (computed based on 1,540,040
    units)                                        $         0.17    $         0.18    $         0.40    $         0.85
                                                  ===============   ===============   ===============   ===============

      See accompanying notes to condensed consolidated financial statements

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP
              Condensed Consolidated Statement of Partners' Capital
                     For the Six Months Ended June 30, 2005
                                   (Unaudited)
                             (Dollars in thousands)

                                                            Assignee
                                          General           Limited
                                          Partners          Partners           Total
                                      ---------------   ---------------   ---------------

Balance at December 31, 2004          $         (150)   $       16,686    $       16,536


Net earnings                                       6               610               616


Distributions to partners                        (12)           (1,155)           (1,167)
                                      ---------------   ---------------   ---------------

Balance at June 30, 2005              $         (156)   $       16,141    $       15,985
                                      ===============   ===============   ===============



      See accompanying notes to condensed consolidated financial statements

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMTIED PARTNERSHIP

                 Condensed Consolidated Statements of Cash Flows
                        For the Six Months Ended June 30,
                                   (Unaudited)
                             (Dollars in thousands)

                                                                            2005              2004
                                                                      ---------------   ---------------
Cash flows from operating activities
   Net earnings                                                       $          616    $        1,316
   Adjustments to reconcile net earnings to net cash
     provided by operating activities
       Depreciation and amortization                                           1,095             1,078
       Minority interest in net earnings of operating partnerships                12                15
       Increase in loan payable to Development General Partner                    26                25
       Increase in deferred management fee payable                                21                21
       Change in other assets and liabilities
         Accounts receivable                                                     388               607
         Estimated third-party payor settlements                                 272            (1,565)
         Prepaid expenses and other current assets                               302               174
         Accrued compensation and related costs                                  (15)               57
         Accounts payable and other accrued expenses                             231              (481)
                                                                      ---------------   ---------------

Net cash provided by operating activities                                      2,948             1,247
                                                                      ---------------   ---------------

Cash flows from investing activities -
   additions to property and equipment                                          (256)             (117)
                                                                      ---------------   ---------------


Cash flows from financing activities
   Repayment of long-term debt                                                  (427)             (335)
   Repayment of line of credit                                                  (227)                -
   Distributions to partners                                                  (1,167)           (1,167)
                                                                      ---------------   ---------------

Net cash used in financing activities                                         (1,821)           (1,502)
                                                                      ---------------   ---------------

Net increase (decrease) in cash and cash equivalents                             871              (372)
Cash and cash equivalents
   Beginning of period                                                         1,647             1,141
                                                                      ---------------   ---------------

   End of period                                                      $        2,518    $          769
                                                                      ===============   ===============



     See accompanying notes to condensed consolidated financial statements.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP



              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)


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

Transactions with these related parties for the three and six months ended June 30, 2005 and 2004 are as follows:

                                                Three Months Ended                   Six Months Ended
                                         June 30, 2005     June 30, 2004     June 30, 2005     June 30, 2004

Management and administration fees         $ 878,000         $ 879,000         $1,786,000       $1,796,000
Nursing and rehabilitation services        1,204,000         1,089,000          2,480,000        2,240,000
Interest expense on borrowings                24,000            23,000             47,000           46,000


         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)


NOTE 2 - RELATED PARTY TRANSACTIONS (Continued)

The Development General Partner loaned the Fund $597,000, as required by the Cash Flow Deficit Guaranty Agreement, to support the operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers during each center's first two years of operations subsequent to the Fund's acquisition of partnership interests. Loans outstanding under the arrangement, including accumulated interest from inception of the loan at 9% per annum, were $1,393,000 at June 30, 2005 and $1,367,000 at December 31, 2004. The Fund is obligated to repay these loans when certain specified financial criteria are met, the most significant of which is the payment of a preferred return to the assignee limited partners as defined in the Fund's partnership agreement.

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

The mortgage notes payable are secured by deeds of trust on the related property and all assets of the Fund. Under the terms of these loan agreements, the operating partnerships are obligated to conform with specific financial criteria and are subject to certain other covenants. The partnership is in compliance with its covenants as of June 30, 2005.

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

On July 28, 2005, CMS issued the final rule for Medicare payments for the year starting October 1, 2005. An inflation increase of 3.1% to current rates will go in place starting October 1, 2005. Effective January 1, 2006, CMS will expand the current forty-four RUGS categories to fifty-three, eliminate the current BBRA/BIPA add-ons alter the case-mix weights for the existing forty-four levels and adjust upward the nursing component of each reimbursement schedule. The Fund estimates that the January 1, 2006 change will result in a reduction to its Medicare payment rates by approximately $7.00 per patient day from the average Medicare rate after the October 1, 2005 inflation increase.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)


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

NOTE 5 - POTENTIAL SALE

On February 11, 2005, each of the Fund's seven subsidiary limited partnerships entered into an Asset Purchase Agreement for the sale of the Fund's seven nursing facilities and on February 22, 2005 the Purchaser escrowed its required $1,000,000 good faith deposit under this Agreement. The purchase price per the Agreement is $50,000,000 plus net working capital as defined.

Under the terms of the Agreement and assuming the consent of the holders of a majority of the Fund's units, the General Partners expect the sale to close by the end of the third quarter of 2005 and project the sale will result in distributable proceeds of approximately $21 per original $25 investment unit.

The Fund filed a definitive proxy statement on June 21, 2005 soliciting the Unitholders consent to the Sale of the Fund's seven skilled nursing centers and the liquidation of the Fund upon consummation of the sale. The proxy solicitation is presently set to expire on August 19, 2005 unless extended by the General Partners in their sole discretion.

The Fund's Unitholders have received a Tender Offer from an entity that owns approximately 8% of the Fund's Units to purchase up to 100% of the Fund's Units for $23 per Unit. The offer price represents a premium of approximately $2 per Unit above the anticipated $21 per Unit the Fund expects from the sale of the Facilities as discussed above if approved by a majority of the Unitholders. The Fund's General Partners are expressing no opinion and make no recommendation to the Unitholders on the Tender Offer. The General Partners believe there is significant uncertainty regarding the likelihood of consummation of the Tender Offer upon the term and conditions, and at the price, currently presented by the offeror.

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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Certain Transactions and Events
     On February 11, 2005 each of the Fund's seven subsidiary limited partnerships entered into an Asset Purchase Agreement for the sale of the Fund's seven nursing facilities and on February 22, 2005 the Purchaser escrowed its required $1,000,000 good faith deposit under this Agreement. The purchase price per the Agreement is $50,000,000. Under the terms of the Agreement and assuming the consent of the holders of a majority of the Fund's units, the General Partners expect the sale to close by the end of the third quarter of 2005 and project the sale will result in distributable proceeds of approximately $21 per original $25 investment unit.

     The Fund filed a definitive proxy statement on June 21, 2005 soliciting the Unitholders consent to the Sale of the Fund's seven skilled nursing centers and the liquidation of the Fund upon consummation of the sale. The proxy solicitation is presently set to expire on August 19, 2005 unless extended by the General Partners in their sole discretion.

     The Fund's Unitholders have received a Tender Offer from an entity that owns approximately 8% of the Fund's Units to purchase up to 100% of the Fund's Units for $23 per Unit. The offer price represents a premium of approximately $2 per Unit above the anticipated $21 per Unit the Fund expects from the sale of the Facilities as discussed above if approved by a majority of the Unitholders. The Fund General Partners are expressing no opinion and make no recommendation to the Unitholders on the Tender Offer. The General Partners believe there is significant uncertainty regarding the likelihood of consummation of the Tender Offer upon the term and conditions, and at the price, currently presented by the offeror.

Liquidity and Capital Resources

     Reference to the Fund's unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of cash flows will facilitate understanding of the discussion that follows.

     The Fund's working capital (excluding the current portion of long-term debt) decreased $92,000 to $5,675,000 at June 30, 2005 as compared to $5,767,000 at December 31, 2004. The Fund has sufficient liquid assets and other available credit resources to satisfy its operating expenditures and anticipated routine capital improvements at each of the seven nursing home facilities.

     Cash flow from operating activities was $2,948,000 for the six-month period ended June 30, 2005 as compared to $1,247,000 for the same period of 2004. This increase in cash flow was due primarily to accounts receivable collections and receipts from third-party payors during the first quarter of 2005 coupled with increased accounts payable and accrued expenses.

      The Fund believes that the short-term liquidity needs will be met through expected cash flow from operations and available working capital from the existing revolving credit facility.

     Cash used in investing activities for the six-month period ended June 30, 2005 was $256,000 and included improvements to the Fund's seven operating facilities. Similar improvements made during the first six months of 2004 were $117,000.

     Cash used in financing activities for the six-month period ended June 30, 2005 of $1,821,000 increased from $1,502,000 in the prior year period due to higher levels of long-term debt and line of credit repayments. Both periods include cash distributions to partners totaling $1,167,000.

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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


     The Fund also has a $4,000,000 line of credit with the same lender under terms similar to the mortgage loan terms described above, except that the line of credit facility requires annual reaffirmation. The outstanding balance as of December 31, 2004 of $227,000 was repaid during the first quarter of 2005.

     Between 1988 and 1989, the Development General Partner loaned the Fund $597,000 to support operating deficits generated by the Mooresville, Salisbury and Woodlands nursing centers during each centers' first two years of operation. Loans outstanding under this arrangement, including interest at 9% per annum, were $1,393,000 at June 30, 2005 and $1,367,000 at December 31, 2004.

     The Fund does not expect to make further distributions pending the outcome of the potential sale as discussed above. Should the sale not close, the General Partners will reevaluate the Funds ability to make further distributions at a later date.

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

     On July 28, 2005, CMS issued he final rule for Medicare payments for the year starting October 1, 2005. An inflation update of 3.1% to current rates will go in place starting October 1, 2005. Effective January 1, 2006 CMS will expand the current forty-four RUGS categories to fifty-three, eliminate the current BBRA/BIPA add-ons, alter the case-mix weights for the existing forty-four levels and adjust upward the nursing component of each reimbursement schedule. The Fund estimates that the January 1, 2006 change will result in a reduction to its Medicare payment rates by approximately $7.00 per patient day from the current average Medicare rate after the October 1, 2005 inflation increase.

     States have just completed legislative actions on their fiscal year 2006 budgets. The initial budget plans called for reducing the growth of Medicaid nursing home expenditures in certain of states the Fund provides services. Advocacy efforts have been successful in modifying the final actions. In Maryland and New Jersey, substantial funding was restored. The details for implementing fiscal 2006 state Medicaid budgets are still in development. Absent these specifics, it is premature to predict the final outcome of these state budget considerations.

     Among the alternative Medicaid funding approaches that states have explored and in many cases implemented are nursing home provider assessments as tools for leveraging increase Medicaid matching funds. Such initiatives are authorized under the law. Provider assessment plans generate additional federal matching funds to the states for Medicaid reimbursement purposes, and implementation of a provider assessment plan requires approval by CMS in order to qualify for federal matching funds. These plans usually take the form of a bed tax or a quality assessment fee, which is imposed uniformly across classes of providers within the state. In turn, the state utilizes the additional federal matching funds generated by the tax to pay increased reimbursement rates to the providers, which often include a repayment of a portion of the provider tax based on the provider's percentage of Medicaid patients. Nursing home provider assessments were primarily implemented in North Carolina. In February 2005, the New Jersey provider assessment, which was retroactive to July 1, 2004 and will expire on June 20, 2006, was enacted. This assessment was recognized during the quarter ended March 31, 2005. Recognition of the New Jersey provider assessment resulted in increased revenue and net income of $435,000 and $116,000 respectively.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Revenue Sources (continued)

     The Medicare Prescription Drug, Improvement and Modernization Act of 2003, referred to as the Medicare Modernization Act (MMA), may have an impact on institutional pharmacy services provided in the long-term setting. The law constitutes a significant overhaul of the Medicare system, including provisions to provide subsidies to insurers and managed care organizations, and establishes mechanisms to allow private healthcare coverage plans to compete with Medicare initially on a pilot basis.

     Effective January 1, 2006, under the MMA, Medicaid coverage of prescription drugs for Medicare beneficiaries who are also eligible for Medicaid will be shifted to the Medicare program. These residents are referred to as "dual eligibles." This change could affect a significant percentage of residents in our nursing facilities.

       As a result of shifting prescription drug coverage from Medicaid to Medicare through such private plans, the MMA could affect the ability of long-term care pharmacies to provide pharmacy service to the Fund's residents. CMS announced final regulations relating to the MMA on January 21, 2005, and provided specific sub-regulatory guidance for long-term care on March 16, 2005. The final regulations specifically require the new prescription drug plans and Medicare Advantage Plans that offer prescription drug coverage to provide convenient access to long-term care pharmacies and to offer standard contracts to all long-term care pharmacies within the plans' service areas that meet performance standards to be specified by CMS. Currently, under contract, NeighborCare, Inc. provides services required by federal law for residents of the Fund's facilities and are reimbursed primarily through the Medicaid program. The Fund does not yet know whether payment rates for the prescription drugs provided by these plans will be sufficient to cover the costs of the pharmacy needs of nursing home residents. Thus, there is a risk that the implementation of the MMA may disrupt pharmacy services to the Fund's facilities. Any such change or reduction in long-term care pharmacy services could create additional cost for the Fund, reduce the Fund's ability to meet quality standards and disrupt service delivery to the Fund's residents.

       Moreover, the MMA covers most prescription drugs, insulin and certain insulin supplies, and approved vaccines. However, certain drugs are excluded from coverage under the new Medicare benefit in Part D, including several drugs that are commonly prescribed for nursing home and other long-term care residents. As a result, there is a risk that if these prescription drug costs are not reimbursed under Medicaid or through Medicare, the Fund will need to bear the cost of these drugs.

       The Fund has described only certain provisions of the MMA applicable to its business. There may be other provisions of the legislation that may impact the Fund's business by decreasing revenues or increasing operational expenses. The impact of this legislation depends upon a variety of factors, including patient mix and the implementing regulations. CMS continues to issue new regulations to implement the MMA, which the Fund's manager is in the process of reviewing. However, because of the broad scope and phased-implementation of key provisions in the MMA, the Fund is not in a position to assess fully its impact on its business.

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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Results of Operations

    Three Months Ended June 30, 2005 versus Three Months Ended June 30, 2004

     Net earnings for the Fund were $257,000 for the three months ended June 30, 2005 as compared to $284,000 for the same period in fiscal year 2004. The decrease in earnings is primarily due to increased general and administrative costs, which are partially offset by increased net patient revenues.

     Overall revenues of $16,160,000 increased $127,000 or .8% for the three months ended June 30, 2005 compared to the same period in fiscal year 2004. The increase in revenue is primarily due to an increase in Medicaid and Medicare revenues, which was partially offset by a decrease in revenues from Private patients. Medicaid and Medicare revenues of $13,791,000 increased $377,000 for the three months ended June 30, 2005 compared to the same period in fiscal year 2004. Medicare revenue increased $604,000 or 16.1% for the three month period ended June 30, 2005 compared to the same period in fiscal year 2004. The increase in Medicare revenue is due to a rate increase of 9.7%, an increase in Medicare Part B revenues of $50,000, and growth in the Medicare census. The rate increase is due to the inflationary factor and an enhancement to the Medicare reimbursement rates for a new HIV payment effective October 1, 2004. The average daily Medicare census increased by 6.5 residents or 5.6% for the three months ended June 30, 2005 as compared to the same period in the prior year. Medicaid revenue decreased $227,000 or 2.4% for the three month period ended June 30, 2005 compared to the same period in fiscal year 2004. This decrease is primarily due a reduction in the Medicaid census, which was partially offset by an increase in the Medicaid rates. The average daily Medicaid census decreased by 59 residents or 8.8 % for the three months ended June 30, 2005 as compared to the same period in the prior year. The overall Medicaid rate increase of approximately 7.2% was primarily driven by the rate increases received for the four Maryland centers and the Woodlands Center in New Jersey effective July 1, 2004. Revenues from Private patients decreased $251,000 or 9.7%, which is primarily due to a decrease in the private and insurance census. The average daily Private census decreased by 1.7 residents or 2%, and the average daily Insurance census decreased by 9.5 residents or 32% for the three months ended June 30, 2005 compared to the same period in fiscal year 2004.

     Second quarter 2005 expenses of $15,903,000 increased $154,000 or 1% from the three months ended June 30, 2004.

     Operating expenses increased $19,000 to $13,629,000 for the second quarter of 2005 compared to $13,610,000 for the second quarter of 2004. This increase is primarily due to increased costs of nursing services, which is partially offset by a decrease in ancillary costs. Nursing Salaries and benefits increased $72,000 for the three months ended June 30, 2005 compared to the same period in fiscal year 2004. Ancillary costs decreased $36,000 or 1.8% for the three months ended June 30, 2005 as compared to the same period in fiscal year 2004.

     General and administrative expenses of $474,000 increased $150,000 or 46.3% in the second quarter of 2005 as compared to the same period in fiscal year 2004. This increase is primarily due to legal fees of $170,000 associated with the potential sale of the seven facilities.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Results of Operations (continued)

      Six Months Ended June 30, 2005 versus Six Months Ended June 30, 2004

     Net earnings for the Fund were $616,000 for the six months ended June 30, 2005 as compared to $1,316,000 for the same period in fiscal year 2004, representing a decrease of $700,000 or 53.2 %.

     Overall revenues of $33,134,000 increased $360,000 or 1.1% for the six months ended June 30, 2005 as compared to the same period in fiscal year 2004. This increase in revenue is primarily due to increases in revenue from Medicaid and Medicare patients. Medicaid and Medicare revenues increased $348,000 to $28,077,000 for the six month period ended June 30, 2005 compared to the same period in 2004. Medicare revenue for the six months ended June 30, 2005 increased $640,000 compared to the same period in the prior year. This increase is primarily due to an overall Medicare rate increase of approximately 8.3% due to the inflationary factor and an enhancement to the Medicare reimbursement rates for a new HIV payment effective October 1, 2004. Medicaid revenue for the six months ended June 30, 2005 decreased $292,000 compared to the same period in the prior year due to the realization of $337,000 Medicaid revenue retroactive to October 2003 through December 2003 in the first quarter of 2004 for the two North Carolina centers. Without this additional revenue, Medicaid revenue would have increased by $45,000 or .2% due to an increase in the Medicaid rates, which was offset by a reduction in the Medicaid census. The overall Medicaid rate increase of approximately 9.5% was primarily driven by the four Maryland centers and the Woodlands Center in New Jersey which received their annual Medicaid rate increases in July 2004. The average daily Medicaid census decreased by 53 residents or 7.9% for the six months ended June 30, 2005 compared to the same period in the prior year.

     Overall expenses increased $1,060,000 or 3.4% to $32,518,000 for the six months ended June 30, 2005 as compared to $31,458,000 for the same period in fiscal year 2004.

     Operating expenses increased $781,000 or 2.9% to $27,926,000 for the six months ended June 30, 2005 as compared to the same period in fiscal year 2004. This increase is primarily due to the increased cost of nursing services, state provider assessment taxes, bad debt expense, and ancillary costs. Nursing costs increased $171,000 for the six months ended June 30, 2005 as compared to the same period in fiscal year 2004. This increase is primarily due to increases in salaries and benefits, which is partially offset by a decrease in the cost of temporary nurse staffing. Nursing salaries and benefits increased $ 217,000, while temporary nurse staffing expense decreased $46,000 for the six months ended June 30, 2005 as compared to the same period in fiscal year 2004. An assessment levied by the state of New Jersey to patient days effective July 2004 in the amount of $435,000 was recognized in the six months ended June 30, 2005. Bad debt expense increased $89,000 or 43.6% for the six month period ended June 30, 2005 compared to the same period in fiscal year 2004 due to additional write-offs of uncollectible accounts. Ancillary costs increased $135,000 or 3.4% for the six months ended June 30, 2005 as compared to the same period in 2004 due to higher Medicare Part B ancillary usage.

     General and administrative expenses of $1,008,000 increased $367,000 or 57.3% in the six months ended June 30,2005 compared to the same period in fiscal year 2004. This increase is primarily due to legal fees of $352,000 associated with the potential sale of the seven facilities.

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP


                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



Item 2- Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


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

         MERIDIAN HEALTHCARE GROWTH AND INCOME FUND LIMITED PARTNERSHIP



Item 3.     Quantitative and Qualitative Disclosures About Market Risk

     The Fund does not have exposure to changing interest rates since it has no variable rate debt outstanding at June 30, 2005, nor does the fund have any substantial assets that earn interest at variable rates of interest.


Item 4.   Controls and Procedures

      The Fund's management, with the participation of the Chief Executive Officers and Chief Financial Officers of Brown Healthcare, Inc., the Administrative General Partner, and Meridian Healthcare Investments, Inc., the Development General Partner, evaluated the effectiveness of the Fund's disclosure controls and procedures as of June 30, 2005. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, Means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. The Fund's management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Fund's disclosure controls and procedures as of June 30, 2005, the Chief Executive Officers and Chief Financial Officers of the Fund's general partners concluded that, as of such date, the Fund's disclosure controls and procedures were effective at the reasonable assurance level. No change in the Fund's internal control over financial reporting occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Fund's internal control over financial reporting.



                           PART II. OTHER INFORMATION


Item 1.     Legal Proceedings

                  Inapplicable

Item 2.     Changes in Securities and Use of Proceeds

                  Inapplicable

Item 3.     Defaults upon Senior Securities

                  Inapplicable

Item 4.     Submission of Matters to a Vote of Security Holders

     A definitive proxy statement on Schedule 14A was filed on June 21, 2005 soliciting the consent of Unitholders to three Proposals: (1) the Sale of each of the Fund's seven skilled nursing facilities; (2) The liquidation of the Fund following consummation of the Sale and; (3) the amendment to the Fund's limited partnership agreement to permit the Fund's General Partners to sell all or substantially all of the Fund's assets to unaffiliated third-parties without obtaining the Unitholders consent if, and solely to the extent that, the sale is not consummated for any reason. The proxy solicitation is presently set to expire on August 19,2005, unless extended by the General Partners in their sole discretion.


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


            b) Reports on Form 8-K None

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


                                 MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                                          LIMITED PARTNERSHIP




DATE:       8/10/05              By:  /s/  John M. Prugh
                                 John M. Prugh
                                 President and Director
                                 Brown-Healthcare, Inc.
                                 Administrative General Partner





DATE:       8/11/05              By:  /s/  Timothy M. Gisriel
                                 Timothy M. Gisriel
                                 Treasurer
                                 Brown-Healthcare, Inc.
                                 Administrative General Partner

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



     Date:    8/10/05              By: /s/  George V. Hager, Jr.
                                     George V. Hager, Jr.
                                     Chief Executive Officer
                                     Meridian Healthcare Investments, Inc.
                                     Development General Partner

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



     Date:    8/10/05              By: /s/  James V. McKeon, III
                                     James V. McKeon, III
                                     Chief Financial Officer
                                     Meridian Healthcare Investments, Inc.
                                     Development General Partner

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



     Date:    8/10/05             By: /s/  John M. Prugh
                                    John M. Prugh
                                    Chief Executive Officer
                                    Brown-Healthcare, Inc.
                                    Administrative General Partner

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



     Date:    8/11/05              By: /s/  Timothy M. Gisriel
                                     Timothy M. Gisriel
                                     Chief Financial Officer
                                     Brown-Healthcare, Inc.
                                     Administrative General Partner

                                                                 Exhibit 32.1


                   MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                               LIMITED PARTNERSHIP

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the filing of Meridian Healthcare Growth and Income Fund Limited Partnership's (the "Fund") Quarterly Report on Form 10-Q for the period ending June 30, 2005 with the Securities and Exchange Commission on the date hereof (the "Report"), We certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Fund.




Date:   8/10/05                By: /s/  George V. Hager, Jr.
                                 George V. Hager, Jr.
                                 Chief Executive Officer
                                 Meridian Healthcare Investments, Inc.
                                 Development General Partner


Date:   8/10/05                By: /s/  James V. McKeon, III
                                 James V. McKeon, III
                                 Chief Financial Officer
                                 Meridian Healthcare Investments, Inc.
                                 Development General Partner

                                                              Exhibit 32.2


                   MERIDIAN HEALTHCARE GROWTH AND INCOME FUND
                               LIMITED PARTNERSHIP

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. ss. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the filing of Meridian Healthcare Growth and Income Fund Limited Partnership's (the "Fund") Quarterly Report on Form 10-Q for the period ending June 30, 2005 with the Securities and Exchange Commission on the date hereof (the "Report"), We certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Fund.




Date:   8/10/05                 By: /s/  John M. Prugh
                                  John M. Prugh
                                  Chief Executive Officer
                                  Brown-Healthcare, Inc.
                                  Administrative General Partner


Date:   8/11/05                 By: /s/  Timothy M. Gisriel
                                  Timothy M. Gisriel
                                  Chief Financial Officer
                                  Brown-Healthcare, Inc.
                                  Administrative General Partner